Form 10-Q
period 1996-06-30
FRIEDMANS INC
filed 1996-08-14
CIK 911004

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1996

                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From
                            to
         ------------------    ---------------

         Commission file number  0-22356

                                FRIEDMAN'S INC.
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                            58-2058362
         -------------------------------             -------------------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identificaiton No.)


                    4 West State Street
                  Savannah, Georgia 31401                   31401
         ----------------------------------------    -------------------
         (Address of principal executive offices)         (Zip Code)



                                 (912) 233-9333
         --------------------------------------------------------------
              (Registrant's telephone number, including area code)


         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports,) and (2) has been subject to such filing
         requirements for the past 90 days.  Yes    X    No
                                                  -----     -----

               Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceeding Five Years

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.
         Yes        No
             -----     -----

                      Applicable Only to Corporate Issuers

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at August 8, 1996 was 12,513,962.

         The number of shares of Registrant's Class B common stock of $.01 par value pe share, outstanding at August 8, 1996 was 1,773,582.

                                     Index

                                FRIEDMAN'S INC.

             PART I.  FINANCIAL INFORMATION


             Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                      Income Statements - Three and nine months ended June 30, 1996 and 1995

                      Balance Sheets - June 30, 1996 and 1995 and September 30, 1995

                      Statements of Cash Flows - Nine months ended June 30, 1996 and 1995

                      Notes to Condensed Consolidated Financial Statements


             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations



             PART II. OTHER INFORMATION

             Item 1.  Legal Proceedings

             Item 6.  Exhibits and Reports on Form 8-K



             Signatures

                                FRIEDMAN'S INC.
                         CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
                (Dollars in thousands, except per share amounts)



                                                     Three months ended          Nine months ended
                                                           June 30                    June 30
                                                     ------------------         -------------------
                                                       1996       1995            1996       1995
                                                     -------    -------         --------   --------
Revenues:
      Net merchandise sales . . . . . . . . . . . .  $38,788    $28,560         $137,331   $ 96,117
      Finance charges and other . . . . . . . . . .    5,858      4,022           17,220     11,257
                                                     -------    -------         --------   --------
               Total revenues . . . . . . . . . . .   44,646     32,582          154,551    107,374

Operating Costs and Expenses:
     Cost of goods sold including occupancy,
         distribution and buying. . . . . . . . . .   19,657     14,713           68,881     47,955
     Selling, general and administrative. . . . . .   14,591     10,509           44,308     31,355
     Long term incentive program. . . . . . . . . .    2,100          -            2,100          -
     Provision for doubtful accounts. . . . . . . .    4,050      2,716           12,555      7,413
                                                     -------    -------         --------   --------
                                                      40,398     27,938          127,844     86,723
                                                     -------    -------         --------   --------
Operating income before depreciation
     and amortization . . . . . . . . . . . . . . .    4,248      4,644           26,707     20,651

Depreciation and amortization . . . . . . . . . . .      846        647            2,358      1,832
                                                     -------    -------         --------   --------
Income from operations. . . . . . . . . . . . . . .    3,402      3,997           24,349     18,819

Interest expense  . . . . . . . . . . . . . . . . .      656        933            2,352      3,351
                                                     -------    -------         --------   --------
Income before income taxes and
     extraordinary item . . . . . . . . . . . . . .    2,746      3,064           21,997     15,468
Income tax expense  . . . . . . . . . . . . . . . .    1,070      1,164            8,578      5,878
                                                     -------    -------         --------   --------
Net income before extraordinary item  . . . . . . .    1,676      1,900           13,419      9,590

Extraordinary item (net of applicable
     income taxes of $1,085). . . . . . . . . . . .    1,696          -            1,696          -
                                                     -------    -------         --------   --------
Net income (loss) . . . . . . . . . . . . . . . . .  $   (20)   $ 1,900         $ 11,723   $  9,590
                                                     =======    =======         ========   ========

Per share of common stock:
Income before extraordinary
     item net of taxes. . . . . . . . . . . . . . .  $  0.13    $  0.17         $   1.07   $   0.94
Extraordinary item net of taxes . . . . . . . . . .  $ (0.13)         -         $  (0.13)         -
                                                     -------    -------         --------   --------
Earnings per share. . . . . . . . . . . . . . . . .  $ (0.00)   $  0.17         $   0.94   $   0.94
                                                     =======    =======         ========   ========

Weighted average shares . . . . . . . . . . . . . .   13,027     11,324           12,524     10,184

Number of stores open . . . . . . . . . . . . . . .      277        193              277        193



            See notes to condensed consolidated financial statements

                                FRIEDMAN'S INC.
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)


                                                                              June 30        September 3
                                                                        -------------------  -----------
                                                                          1996       1995        1995
                                                                        --------   --------  -----------
                                                                            (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . $ 16,478   $  8,339    $  8,278
     Accounts receivable, net . . . . . . . . . . . . . . . . . . . . .   64,964     42,991      45,020
     Inventories, at cost . . . . . . . . . . . . . . . . . . . . . . .   63,554     43,292      45,175
     Other current assets . . . . . . . . . . . . . . . . . . . . . . .    3,585      1,430       3,712
                                                                        --------   --------    --------
          Total current assets. . . . . . . . . . . . . . . . . . . . .  148,581     96,052     102,185

Equipment and improvements, net . . . . . . . . . . . . . . . . . . . .   21,025     14,871      16,904
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,528      3,482       2,649
                                                                        --------   --------    --------
          Total assets  . . . . . . . . . . . . . . . . . . . . . . . . $171,134   $114,405    $121,738
                                                                        ========   ========    ========

LIABILITIES AND EQUITY
Current Liabilities:
     Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . $ 14,687   $ 11,432    $ 15,137
     Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .    9,723      5,881       9,269
     Income taxes payable . . . . . . . . . . . . . . . . . . . . . . .    1,734        812           -
                                                                        --------   --------    --------
          Total current liabilities . . . . . . . . . . . . . . . . . .   26,144     18,125      24,406
                                                                        --------   --------    --------

Subordinated notes payable to related parties . . . . . . . . . . . . .        -     22,369      22,369

Stockholders' Equity:
     Preferred stock, par value $.01, 10,000,000 shares authorized
          and none issued . . . . . . . . . . . . . . . . . . . . . . .        -          -           -
     Class A common stock, par value $.01, 25,000,000 shares
          authorized, 12,513,362 issued and outstanding . . . . . . . .      125         64          71
     Class B common stock, par value $.01, 7,000,000 shares
          authorized, 1,773,582 issued and outstanding. . . . . . . . .       18         56          50
     Additional paid-in-capital . . . . . . . . . . . . . . . . . . . .  116,840     58,346      58,560
     Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . .   28,007     15,445      16,282
                                                                        --------   --------    --------
               Total stockholders' equity . . . . . . . . . . . . . . .  144,990     73,911      74,963
                                                                        --------   --------    --------
               Total liabilities and equity . . . . . . . . . . . . . . $171,134   $114,405    $121,738
                                                                        ========   ========    ========



Note: The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.





            See notes to condensed consolidated financial statements

                                FRIEDMAN'S INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                                 Nine months ended
                                                                                      June 30
                                                                               ---------------------
                                                                                 1996         1995
                                                                               --------     --------
Operating Activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 11,723     $  9,590
Adjustments to reconcile net income to cash
     used in operating activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .      2,358        1,832
     Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . .     12,555        7,413
     Changes in assets and liabilities:
          Increase in accounts receivable. . . . . . . . . . . . . . . . . .    (32,499)     (21,352)
          Increase in inventories. . . . . . . . . . . . . . . . . . . . . .    (18,379)     (16,085)
          Decrease (increase) in other assets. . . . . . . . . . . . . . . .      1,203       (4,083)
          Increase in accounts payable and
              accrued liabilities. . . . . . . . . . . . . . . . . . . . . .          6        3,939
          Increase in income taxes payable . . . . . . . . . . . . . . . . .      1,734          812
                                                                               --------     --------
              Net cash used in operating
                  activities . . . . . . . . . . . . . . . . . . . . . . . .    (21,299)     (17,934)
Investing Activities:
     Purchases of equipment and improvements . . . . . . . . . . . . . . . .     (6,434)      (6,874)
Financing Activities:
     Net proceeds from public offering . . . . . . . . . . . . . . . . . . .     57,954       44,837
     Repayments of bank borrowings and subordinated debt . . . . . . . . . .    (22,369)     (12,255)
     Proceeds from employee stock purchases and options exercised. . . . . .        348          363
                                                                               --------     --------
     Net cash provided by
                  financing activities . . . . . . . . . . . . . . . . . . .     35,933       32,945
                                                                               --------     --------
Increase in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,200        8,137
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . .      8,278          202
                                                                               --------     --------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . .   $ 16,478     $  8,339
                                                                               ========     ========


            See notes to condensed consolidated financial statements

                                FRIEDMAN'S INC.

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                 June 30, 1996


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. financial report on Form 10-K for the year ended September 30, 1995.



NOTE B - FINANCING ARRANGEMENTS

         On June 4, 1996, the Company issued 2.2 million shares of Class A Common Stock and a selling shareholder sold an additional 200,000 shares for $28.25 per share. Proceeds to the Company totalled $58.0 million, net of the underwriters' discount and expenses. With the proceeds of the offering, the Company repaid $15.0 million of senior subordinated indebtedness and $7.4 million of junior subordinated indebtedness. The prepayment of the senior subordinated indebtedness resulted in the payment of a Make Whole Amount of $1.7 million net of taxes. The Company also repaid $10.5 million of bank debt.



NOTE C - LONG TERM INCENTIVE PROGRAM

         The Company's long term incentive program consists of loans to certain executives, the repayment of which will be forgiven upon the attainment of specific stock price targets. During the quarter ended June 30, 1996, the second and third price targets were met ($25.00 and $27.50 per share, respectively), triggering compensation expense of $2.1 million. The final two targets are $30.00 and $32.50 per share.

                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


RESULTS OF OPERATIONS


                Total revenues, consisting of net merchandise sales and finance charges and other revenues, increased 37.0% to $44.6 million for the three months ended June 30, 1996, from $32.6 million for the three months ended June 30, 1995. Net merchandise sales increased $10.2 million, or 35.8% compared to the same period in the prior year. Of the $10.2 million increase in net merchandise sales, $9.1 million, or 89.3% of the increase, is attributable to 23 new stores and $1.1 million, or 10.7% of the increase, results from sales increases in comparable stores. The increases in total revenues and net merchandise sales during the quarter ended June 30, 1996 are attributable to (i) an increase in the number of stores in operation to 277 stores at June 30, 1996 from 193 stores at June 30, 1995, and
         (ii) an increase in comparable store net merchandise sales of 4.0%. For the nine months ended June 30, 1996, total revenues increased 43.9% to $154.6 million from $107.4 million for the nine months ended June 30, 1995. Net merchandise sales increased $41.2 million, or 42.9%, for the nine months period, compared to the same period in the prior year. Of the $41.2 million increase in net merchandise sales, $36.2 million, or 87.9% of the increase, is attributable to 84 net new stores and $5.0 million, or 12.1% of the increase, results from sales increases in comparable stores. Increases in total revenues and net merchandise sales for the nine month period ended June 30, 1996 compared with the same period in the prior year are also attributable to (i) an increase in the number of stores in operation during the period, and (ii) an increase in comparable store net merchandise sales of 5.3%.
         Finance charges and other revenues increased 45.6% and 53.0% for the three month and nine month periods ended June 30, 1996, respectively, compared to the same periods in the prior year principally due to higher sales levels.

                 Cost of goods sold, including occupancy, distribution and buying, for the three months ended June 30, 1996 was $19.7 million or 50.7% of net merchandise sales compared with $14.7 million or 51.5% of net merchandise sales for the same period in the prior year. This decrease as a percent of net merchandise sales was primarily the result of more efficient processing of customer returned merchandise compared to the same period in 1995. For the nine months ended June 30, 1996, cost of goods sold, including occupancy, distribution and buying, was $68.9 million, or 50.2% of net merchandise sales compared with $48.0 million, or 49.9% of net merchandise sales for the same period in 1995. This increase as a percent of net merchandise sales was the result of more aggressive merchandise pricing and higher occupancy costs as a percentage of net merchandise sales compared to the same period in 1995.

                 Selling, general and administrative expenses increased 38.8% to $14.6 million for the three months ended June 30, 1996, from $10.5 million for the three months ended June 30, 1995. As a percentage of total revenues, selling, general, and administrative expenses increased to 32.7% of total revenues for the three months ended June 30, 1996 from 32.3% of total revenues in the comparable period in 1995. This increase was attributable primarily to increases in advertising costs as a percentage of total revenues. For the nine months ended June 30, 1996, selling, general, and administrative expenses increased 41.3% to $44.3 million, from $31.4 million for the nine months ended June 30, 1995. Selling, general, and administrative expenses decreased to 28.7% of total revenues for the nine months ended June 30, 1996 from 29.2% of total revenues in the comparable period in 1995. This decrease was attributable primarily to the Company's ability to leverage its payroll expense across a larger volume of sales.

                 The Company's long term incentive program consists of loans to certain executives, the repayment of which will be forgiven upon the attainment of specific stock price targets. During the quarter, the second and third price targets were met ($25.00 and $27.50 per share, respectively), triggering compensation expense of $2.1 million. The final two targets are $30.00 and $32.50 per share.

                 The provision for doubtful accounts increased 49.1% to $4.0 million for the three months ended June 30, 1996 from $2.7 million for the same period in the prior year. For the nine months ended June 30, 1996, the provision for doubtful accounts increased 69.4% to $12.6 million from $7.4 million during the same period in the prior year. The increase in the provision for doubtful accounts for the three and nine months ended June 30, 1996 is attributable to (i) increased credit revenues and accounts receivable during the periods arising from increases in the number of stores in operation and in comparable store net merchandise sales, and (ii) an increase in the rate of provision for doubtful accounts as a percent of credit sales.

                 Depreciation and amortization expenses increased 30.8% to $846,000 for the three months ended June 30, 1996 compared with $647,000 for the three months ended June 30, 1995. For the nine months ended June 30, 1996 depreciation and amortization increased 28.7% to $2.4 million compared with $1.8 million during the same period in the prior year. These increases are the result of depreciation of increased capital expenditures related to new and existing stores.

                 Interest expense for the three months ended June 30, 1996 decreased 29.7% to $656,000 compared with $933,000 in the same period in the prior year. For the nine months ended June 30, 1996, interest expense decreased 29.8% to $2.4 million compared with $3.4 million for the nine months ended June 30, 1995. The decrease for the three and nine months ended June 30, 1996 versus the prior year is due principally to the repayment of bank borrowings and subordinated debt with the proceeds from the June 1996 stock offering.

                 Early repayment of the Company's 14.25% Senior Subordinated Debt resulted in the payment of a make whole amount of $2.8 million which was recorded as an extraordinary item, net of applicable income taxes.

                 Net income and earnings per share for the three months ended June 30, 1996, excluding the long-term incentive program and extraordinary item, were $3.0 million and $0.23 per share, respectively, representing increases of 55.6% and 35.3% over the prior comparable period. Net income and earnings per share for the nine months ended June 30, 1996, excluding the long-term incentive program and extraordinary item, were $14.7 million and $1.17 per share, respectively, representing increases of 53.3% and 24.5% over the comparable prior year periods. Net income and earnings per share for the three and nine months ended June 30, 1996 were impacted by the following items: (i) a $1.7 million, $0.13 per share extraordinary item, net of income tax, related to the early retirement of the Company's 14.25% Senior Subordinated Debt, and (ii) a compensation program pursuant to which compensation charges are contingent upon attainment of specific stock price targets. After these charges, the Company reported break-even net income and earnings per share for the quarter, and net income of $11.7 million, $0.94 per share, for the nine months ended June 30, 1996 on 12,524,000 weighted average shares outstanding versus $9.6 million, $0.94 per share, on 10,184,000 weighted average shares outstanding in the comparable prior year period.

Liquidity and Capital Resources

                 On June 4, 1996, the Company issued 2.2 million shares of Class A Common Stock and a selling shareholder sold an additional 200,000 shares for $28.25 per share. Proceeds to the Company totalled $58.0 million, net of the underwriters' discount and expenses. With the proceeds of the offering, the Company repaid $15.0 million of senior subordinated indebtedness, $7.4 million of junior subordinated indebtedness, and $10.5 million of bank debt.

                 The Company maintains similar but distinct credit facility agreements with two banks, which in the aggregate total $55.0 million. Interest on both lines is payable quarterly at prime less 0.4% or alternatively, at the bank's CD rate plus 1.95%, or LIBOR plus 1.25%, per annum.

                 Both agreements provide for certain financial covenants and are secured by inventory and accounts receivable. No amounts were outstanding under the lines at June 30, 1996.

                          Part II.  Other Information

      Item 1.  Legal Proceedings

               As previously reported, on April 17, 1995, Barbara Frost et al., Class Action Plaintiffs, filed suit against the Company and certain other defendants, alleging violations of the Code of Alabama, and fraud and conspiracy arising from the sale of "extended service contracts" in connection with the credit purchase of consumer goods. On
               July 16, 1996, the Company was dismissed from this case.

      Item 6.  Exhibits and Reports on Form 8-K


               The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 1996.




                                       FRIEDMAN'S INC.

                                   By: /s/ John G. Call
                                       ---------------------------------------
                                       John G. Call
                                       Senior Vice President - Chief Financial
                                       Officer, Secretary and Treasurer

                                 EXHIBIT INDEX



Exhibit
Number

     3.1   Registrant's Certificate of Incorporation, as amended
           (incorporated by reference from Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (File
           No. 33-78820) dated May 11, 1994).

     3.2 Bylaws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

     3.3 Certificate of Amendment to the Registrant's Certificate of Incorporation, dated March 1, 1995 (incorporated by reference from Exhibit 3.3 to the Registrant's Registration
           Statement on Form S-3 (File No. 33-90386) dated March 17,
           1995).

     4.1   See Exhibits 3.1, 3.2 and 3.3 for provisions of the
           Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of class A and Class B Common
           Stock of the Registrant.

     4.2   Form of Class A Common Stock certificate of the
           Registrant (incorporated by reference from Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

     11    Statement RE: Computation of Per Share Earnings

     27    Financial Data Schedule (for SEC use only)