Form 10-K
period 1996-09-30
FRIEDMANS INC
filed 1996-12-24
CIK 911004

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                   FORM 10-K

                              ------------------

(MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM ___ TO ___

                        COMMISSION FILE NUMBER  0-22356


                                FRIEDMAN'S INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                        58-2058362
            (State or other                                  (I.R.S. Employer
    jurisdiction of incorporation)                         Identification No.)

                              4 WEST STATE STREET
                            SAVANNAH, GEORGIA 31401
                    (Address of principal executive offices)
                                 (912) 233-9333
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                      CLASS A COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") was $157,206,129 at December 13, 1996, based on the closing sale price of $14.50 for the Class A Common Stock on such date on the Nasdaq National Market.


         The number of shares of the registrant's Class A Common Stock outstanding at December 13, 1996 was 12,522,194.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on February 27, 1997 are incorporated by reference in Part III.

================================================================================

                                    PART I.

ITEM 1.  BUSINESS.

INTRODUCTION

         Friedman's is a growing specialty retailer of fine jewelry currently operating 321 stores in 20 states located primarily in the southern United States. The Company positions itself as "The Value Leader(R)" by offering competitive prices, a broad merchandise selection and a high level of customer service that appeal to its target customer of low to middle income consumers aged 18 to 45 years old. The Company's real estate expansion strategy focuses primarily on opening new stores in power strip centers in small cities and towns. Friedman's believes it has developed a distinctive franchise based on, among other things, its value orientations, loyal customer base and strong name recognition having served the southeast since 1925.

OPERATING STRATEGY

         Friedman's believes it is uniquely positioned in the market serving the low to middle income consumer ages 18 to 45 years old. In order to serve this target market most effectively and profitably, Friedman's executes the following business strategies:

                 - "THE VALUE LEADER(R)." The Company is committed to offering its customers value through a combination of competitive prices, a broad selection of quality merchandise targeted to its customer base, a high level of customer service and a convenient credit program for qualified purchasers. Through these programs Friedman's seeks to develop long-term customer relationships and believes this has resulted in a significant percentage of repeat customers.

                 - SMALL TOWN/POWER STRIP STRATEGY. Friedman's real estate strategy focuses on opening new stores in power strip locations in small cities and towns. These centers are typically anchored by a major discounter such as Wal-Mart whose target customers management believes are similar to those of Friedman's. The Company believes this strategy provides it with certain competitive advantages including numerous expansion opportunities, comparatively low expenses, an attractive return on capital and more limited competition than is faced by many of the national jewelry retailers. Through the pursuit of this strategy, Friedman's has become one of the largest operators of jewelry stores in power strip centers.

                 - LOW COST OPERATOR. In order to provide its customers with value while maximizing return on investment, the Company is focused on maintaining an efficient, low cost operating structure.
         Key elements of this focus include the Company's lean corporate overhead, comparatively low rent structures, strict store-level expense controls and a focus on performance-based compensation. The Company also expects to continue to leverage advertising and supervisory costs through the addition of new stores in existing markets.

                 - STORE PARTNER PHILOSOPHY. Each of the Company's stores is operated under the direction of a store partner ("Store Partner"), a title that reflects the Company's philosophy that each store should be operated to the greatest extent possible as an independent business. Friedman's maintains strict operating disciplines to manage its business on a daily basis. These disciplines permeate the Friedman's culture and result in a high degree of individual accountability for areas of responsibility.

EXPANSION STRATEGY

         The Company plans to continue its store expansion by opening new stores in both existing and new markets, focusing primarily on power strip centers with selective expansion into regional malls. The Company typically expands from existing markets into contiguous new markets and attempts to concentrate its stores within a market in order to leverage advertising and supervisory costs.

         Friedman's real estate strategy focuses primarily on opening new stores in power strip locations in small cities and towns. The Company believes this strategy provides it with certain competitive advantages including numerous expansion opportunities, comparatively low expenses, a high return on capital and more limited competition than is faced by many of the national jewelry retailers. As defined by the Company, power strip centers are shopping centers which are anchored by major discount retailers such as Wal-Mart Stores, Inc. or K-Mart Corporation and often include other mass merchandisers. The Company believes that these retailers appeal to many of the Company's target customers and, as a result, the Company's stores benefit from additional customer traffic. Management believes the Company's power strip locations and mall stores complement each other to serve Friedman's target customers in both small town and metropolitan environments.

         The Company has developed a standard power strip store design and a standard mall store design which can be adapted to a particular store's size and location. The Company also utilizes standard store opening disciplines which provide customers with a consistent shopping experience, reduce initial start-up costs and facilitate rapid store openings. The Company's power strip stores generally take one week to build out and open. In addition, Friedman's has a Store Partner development program designed to train store-level personnel for future store management. The majority of Friedman's Store Partners have been promoted from within the Company's store-level personnel.

         The following table sets forth the Company's store openings and closings for its last five full fiscal years:

                                                      FISCAL YEAR ENDED
                                                        SEPTEMBER 30,
                                           --------------------------------------
                                           1992    1993     1994    1995     1996
                                           ----    ----     ----    ----     ----
         Number of Stores:
                 Beginning of Period        51       55       85     141      215
                 Opened                      4       33       56      77       90
                 Closed                      0        3        0       3        4
                                           ---     ----     ----    ----     ----
                 Total at Period End        55       85      141     215      301
                                           ===     ====     ====    ====     ====
         Percentage growth over
                 prior period end          7.8%    54.5%    65.9%   52.5%    40.0%

         It is the Company's policy, generally, to allow a new store two Christmas seasons to attain the profitability and sales goals set by the Company before considering closing a store.

STORE LOCATIONS

         As of September 30, 1996, the Company operated 301 stores in 20 states. The following table provides information regarding the location and number of stores operated by the Company as of September 30, 1992, 1993, 1994, 1995, and 1996.

                                                 SEPTEMBER 30,
                                     -------------------------------------
STATE                                1992    1993    1994    1995     1996
-----                                ----    ----    ----    ----     ----
Georgia .......................       26      32       43      53       58
North Carolina ................        2      18       33      40       50
South Carolina ................       20      21       28      29       34
Mississippi ...................        0       0        7      19       21
Louisiana .....................        0       3        0      13       21
Florida .......................        6       7       15      19       19
Alabama .......................        1       0        7      11       17
Tennessee .....................        0       1        2      10       16
Virginia  .....................        0       2        3       7       14
Kentucky  .....................        0       1        3       5       12
Arkansas  .....................        0       0        0       4        8
Texas .........................        0       0        0       1        8
Oklahoma  .....................        0       0        0       0        6
Missouri  .....................        0       0        0       1        6
Ohio  .........................        0       0        0       3        5
Indiana .......................        0       0        0       0        2
Maryland  .....................        0       0        0       0        1
Iowa  .........................        0       0        0       0        1
West Virginia .................        0       0        0       0        1
Illinois  .....................        0       0        0       0        1
                                      --      --      ---     ---      ---
           Total  .............       55      85      141     215      301
                                      ==      ==      ===     ===      ===

        For the 1996 Christmas selling season, the Company operated 201 stores in power strip centers and 120 stores in regional malls.

CUSTOMER SERVICE

         Friedman's has been dedicated to providing quality customer service to its customer base, comprised primarily of low to middle income consumers in the 18 to 45 year-old age group, for approximately 70 years. Pursuant to Company guidelines, the Company features a flexible trade-in and 30-day return policy, convenient credit to qualified purchasers, guaranteed trade-ins on all diamond merchandise and numerous customer appreciation events throughout each year. Pursuant to Company guidelines, Store Partners are primarily responsible for cultivating and maintaining relationships with customers and are authorized to make discretionary decisions necessary to maximize customer satisfaction. Friedman's believes that in the highly competitive retail jewelry industry, customer satisfaction cannot be emphasized enough and further believes that its customer satisfaction program is crucially important in order to continue to create and maintain successful relationships with its customers.

CREDIT OPERATIONS

         The Company's credit programs are an integral part of its business strategy. Opening a credit account allows Friedman's sales personnel to build relationships with customers that the Company believes engender customer loyalty and facilitate repeat purchases. To support this strategy, the Company has developed a standardized system for extending credit and collecting accounts receivable according to its strict credit disciplines. Credit applications can be quickly processed at each store, which provides customers with access to convenient credit. The Company encourages its credit customers to make monthly payments in person at a store and the majority do so, generating additional store traffic and potential purchases. The Company also accepts major credit cards and accounts for credit card purchases as cash sales.

         Consistent with industry practice, Friedman's encourages the purchase of credit insurance products in connection with sales of merchandise on credit. The Company sells such products as an agent for a third-party insurance company and maintains a reinsurance contract with the insurance company ("Insurance Company").

         As of September 30, 1996, the Company had approximately 191,000 credit accounts with an average net principal balance per account of approximately $332.

         Credit Extension. As a customer service and control measure, credit applications, references and credit bureau reports are evaluated by store personnel using the Company's proprietary computer-based credit analysis system. The system allows the Store Partner to assess the risk level for each customer on a statistically objective basis and assists the Company in determining the appropriate credit limit as well as stipulations regarding the type of credit contract, suggested down payment and terms for which the customer is eligible.

         Collections. Collection of accounts is, to a large extent, managed at the store level. Accounts are processed five times each month in the Company's central office, with the first three past due notices being sent from the central office. An installment contract is considered delinquent if the customer is seven days past due, at which time the customer receives the first of three notices from the central office. When an account is 14 days past due, the customer incurs a late charge, which is generally the lesser of 5% of the amount due or $5.00. If a payment is not received within 21 days after the due date, a more forceful reminder is sent to the customer, which is the third and last notice sent from the central office. If a payment has not been received within 30 days after the due date, a report known as the delinquency report is generated at the central office and distributed to the appropriate store, and the store then takes over all collection activity. This collection activity consists of phone calls and further notices being sent seven days apart with house calls as a last resort. When the Company deems it appropriate, legal action, such as pursuing remedies in small claims or other courts, may be approved by the supervisor.

         The Company's policy is to write-off in full any credit account receivable if no payments have been received for 120 days, and any other credit accounts receivable, regardless of payment history, if judged uncollectible (for example, in the event of fraud in the credit application or bankruptcy). Once the account has been written off, it is referred to an outside collection agency. The Company maintains an allowance for uncollectible accounts based in part on historical experience. In fiscal 1996, the allowance was maintained at 10.0%. The Company expects that any downturn in general economic conditions in the markets in which it operates would adversely affect its collection of outstanding credit accounts receivable.

         The following table presents certain information related to the Company's credit operations for the last five fiscal years:

                                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                                   ------------------------------------------------
                                                   1992      1993      1994        1995        1996
                                                   ----      ----      ----        ----        ----
                                                                  (IN THOUSANDS)
Total revenues  .............................    $40,101   $53,143   $85,299    $137,599    $192,177
Revenues attributable to credit
   sales(1)   ...............................     23,372    32,614    53,495      85,524     120,261
Accounts receivable (2) .....................     10,661    19,561    32,283      50,044      70,277
Allowance for doubtful accounts
   as a percentage of accounts receivable ...     10.2%     10.1%     10.0%       10.0%       10.0%
Net charge-offs as a percentage
   of credit sales revenue  .................      6.5%      4.9%      6.7%        8.8%       11.4%

--------------------
(1) Revenues attributable to credit sales constitute merchandise and diamond warranties sold pursuant to Company's proprietary credit program as well as earned finance charges and credit insurance.

(2) Accounts receivable are stated net of unearned finance charges and credit insurance.

         The Company's policy is to review net write-offs on a monthly basis and adjust the monthly provision for doubtful accounts so that the accounts are stated at estimated net realizable value.

STORE MANAGEMENT

         Each of the Company's stores is operated under the direction of a Store Partner, a title which reflects the Company's philosophy that each store should be operated to the greatest extent possible as an independent business unit. Store Partners are responsible for management of all store-level operations including sales, credit extension and collection and payroll and personnel matters. Store Partners are assisted by a staff which includes an assistant manager, and two to five sales associates. The Company's manager trainees complete a manager training and development program, and are one of the principal sources for future Store Partners. Sales associates are provided with written manuals containing Company policies and procedures and other training materials and are also trained on-site by supervisory personnel. Fifteen "Senior Partners," each responsible for approximately 15 stores, and 22 "District Partners," each responsible for approximately two to six stores including their own, oversee the operations of the Company's stores and evaluate the performance of the Store Partners. Senior Partners report to seven Regional Vice Presidents, each responsible for approximately 30 to 60 stores. Senior Partners and Regional Vice Presidents interact on a daily basis with the Company's senior management to review individual store performance. The Company believes that its decentralized store management structure enables senior management as well as Senior Partners and Regional Vice Presidents to maintain a focus on the Company's daily operating disciplines and the needs of the Company's target customers while allowing the Company to continue its expansion.

         The Company believes that the quality of its sales personnel is a key to its success in the highly competitive jewelry industry. The Company seeks to motivate its store employees by linking a substantial percentage of their compensation to store performance, specifically sales and cash flow, as well as by offering opportunities for promotion within the Company. In addition, the Company has granted stock option awards under the Company's stock option plans to each of the Store Partners on an annual basis in order to relate the Store Partners' and the stockholders' long-term interest by creating a strong and direct link to compensation and stockholder return. Friedman's also offers an employee stock purchase plan. In fiscal 1996, 15.7% of the Company's employees participated in the stock purchase plan with a total of 65,859 shares of Class A Common Stock purchased under the plan since its inception in August 1994, for a total purchase price of approximately $1,047,000.

ADVERTISING AND PROMOTIONS

         Friedman's advertising seeks to position the Company as "The Value Leader" in the specialty retail fine jewelry business in the markets that it serves. Frequent special promotions such as diamond remount events and clearance sales are designed to boost traffic through the Company's stores and generate an urgency for customers to make purchases. Store grand openings are a key ingredient of the Company's overall advertising plan. The Company has formulated a unique "work the town" advertising effort around the grand opening and Store Partners personally invite key local residents and businesses to attend.

         The Company's principal advertising vehicles consist of direct mailings, promotions within stores, television and radio commercials, local and regional newspaper advertisements and advertising circulars. All of the Company's advertising inserts and circulars are created and designed by Friedman's own marketing department. The Company believes the efficiency of its advertising activities is enhanced as store density continues to increase in the Company's major advertising markets.

MERCHANDISING

         Each Friedman's store offers a wide variety of affordable jewelry products, including diamonds, gemstones, rings, gold jewelry and chains, watches and other fine jewelry. The Company principally sells diamonds and gemstones, and for fiscal 1994, 1995 and 1996, these products represented approximately 65.8%, 64.4% and 64.6%, respectively, of the Company's net merchandise sales. Friedman's stores offer a broad range of diamonds up to one carat and occasionally place special orders for larger diamonds.

         The gold jewelry sold in the Company's stores are primarily 10 and 14 karat, and for fiscal 1994, 1995 and 1996, these products represented approximately 26.8%, 27.4% and 26.9% of the Company's net merchandise sales.

         Sales of wedding-related products accounted for approximately 29.6% of the Company's sales in fiscal 1996. Although the Company's wide range of products and prices is designed to appeal to a broad customer base, its wedding-related and other products particularly attract young adults. The purchase of a wedding set or other significant jewelry item is often a Friedman's customer's first major use of credit and establishes a relationship that the Company seeks to expand as the customer's financial capabilities grow.

         The Company believes there is significant opportunity in the merchandising area as the Company grows its store base. With a focus on improved merchandising, the Company is making more effective use of its new purchasing power, has developed a program to direct source selected products and is enhancing the styling of selected merchandise categories, such as the bridal category.

PURCHASING

         Friedman's central buying department selects and test-markets its merchandise, develops relationships with suppliers, and monitors the inventory levels and margins achieved by product lines. The Company's buyers establish, and periodically revise, a model inventory plan by product classification for each store.

         The Company does not manufacture its merchandise. The Company purchases complete diamond and other gemstone jewelry, watches and gold jewelry from vendors, in the United States and abroad. The Company also subcontracts with jewelry finishers to set the loose gems into rings and jewelry, using styles selected by Friedman's. The Company maintains a quality control program, with all items being inspected upon receipt at the Company's offices after setting. The Company believes that it is not reliant upon any one supplier or subcontractor, in that it could replace without material difficulty any single supplier or subcontractor with a competing firm.

         The jewelry industry generally is affected by fluctuations in the prices of gold and diamonds and, to a lesser extent, other precious and semi-precious metals and stones. The Company does not maintain long-term inventories or otherwise hedge against fluctuations in the cost of diamonds and gold. A significant increase in prices or decrease in the availability of gold or diamonds could have a material adverse effect on the Company's business.
The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Central Selling Organization (the "CSO"), a marketing arm of DeBeers Consolidated Mines Ltd. of South Africa. The CSO has traditionally controlled the marketing of a substantial majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters from its London office in quantities and at prices determined in its sole discretion. The availability of diamonds to the CSO and the Company's suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, the Russian republics and Australia, and on the continuance of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds from the producing countries could adversely affect the Company and the retail jewelry industry as a whole.

SYSTEMS AND CONTROLS

         The Company's management information system utilizes an IBM AS/400-based system. The management information system uses customized software which was specifically designed for the retail jewelry industry. Utilizing the system, the Company can monitor sales, gross margin and inventory performance by location, merchandise category and individual item.

         The Company uses the management information system to track each item of merchandise from receipt to ultimate sale. As a result, management can closely monitor inventory levels, shifting inventory among stores when necessary, and identify slow moving inventory which the Company then disposes of through discount sales.

         The system also enables management to monitor and control the Company's credit operations, generating management reports on a daily, monthly and annual basis for each store and for every transaction. Supervisors and senior management can therefore review and analyze credit activity by store, amount of sale, terms of sale or employees who approved the sale. The entire credit extension and collection process is automated and the system maintains all customer data to facilitate future credit transactions. Credit collections are simplified by the system which automatically prints reminder letters to customers with past due accounts.

         Utilizing the management information system, senior management and regional supervisors can monitor each store's and each employee's productivity and performance. The system automatically provides a daily reconciliation of such store's transactions so that Store Partners can investigate discrepancies on a timely basis. Overall, the system provides information that enables the Company to monitor merchandise trends and variances in performance and improve the efficiency of its inventory and personnel management.

COMPETITION

         The retail jewelry industry is highly competitive. Management believes that the primary elements of competition in the industry are breadth and depth of merchandise offered, pricing, quality of sales, personnel, advertising, the ability to offer in-house credit, store location and reputation. The ability to compete effectively is also dependent on volume purchasing capability, regional market focus and credit control and information systems.

         The Company is the sole retail jewelry store in the majority of the power strip centers in which it operates. However, Friedman's power strip center stores face competition from small independent jewelers in the local area, many of which are family owned. The Company believes that its ability to offer greater breadth and depth of product selection, generally lower prices, more extensive advertising and promotion and proprietary customer credit programs provides Friedman's with a competitive advantage over these local jewelers.

         The Company's mall stores compete with major national jewelry chains, such as Zale Corporation, Gordon Jewelry Corporation, Sterling, Inc., Marks Bros. Jewelers, Inc. and Helzberg's Diamond Shops, Inc., regional jewelry chains, independent jewelers and major department stores. Typically, one or more of these competitors are located in the same regional mall as the Company's mall stores. In addition, recently some of the Company's competitors have established non-mall based stores in major metropolitan areas which offer a large selection of jewelry products. The Company also competes with catalog showrooms, discount stores, direct suppliers and home-shopping television programs, as well as credit card companies and other providers of consumer credit. Certain of the Company's competitors are substantially larger and have greater financial resources than the Company. The Company also believes that it competes for consumers' discretionary spending dollars with retailers that offer merchandise other than fine jewelry. The foregoing competitive conditions may adversely affect the Company's revenues, profitability and ability to expand.

TRADENAME

         The Company has been doing business under the "Friedman's Jewelers" tradename for approximately 70 years. Another jewelry retailer also conducts business in the Southeast under the tradename "Friedman's Jewelers." While there was in the past some familial connection between Friedman's and such retailer, the two jewelry retailers are no longer affiliated in any manner.
The use of the "Friedman's Jewelers" tradename is the subject of a lawsuit filed against the Company by such retailer. The Company's position is that, as between the two parties, the Company has superior rights to the use of the Friedman's Jewelers mark and tradename. Management believes that the action is not reasonably likely to have a material adverse effect on the Company's financial condition or results of operations; however, there can be no assurance that the Company will be successful in its defense, or that this litigation will not have a material adverse effect on Friedman's financial condition or results of operations. See "Legal Proceedings" for a complete discussion.

         The Company also uses the "Regency Jewelers" tradename in 23 locations as of September 30, 1996. The Company first began use of this tradename in 1979 when the Company opened a second retail jewelry store in a mall, but decided it did not want to operate both stores under the same tradename and continued the use of the name where advantageous for advertising or marketing purposes. The Company presently has no plans to change any of the Regency Jewelers stores to Friedman's Jewelers stores.

EMPLOYEES

         As of September 30, 1996, the Company had 2,035 employees. None of the Company's employees are members of unions. The Company believes that its relations with its employees are good.

GOVERNMENT REGULATIONS

         The extension of credit to consumers is a highly regulated area of the Company's business. Numerous federal and state laws impose disclosure and other requirements upon the Company's origination, servicing and enforcement of credit accounts. These laws include the Federal Truth in Lending Act, Equal Credit Opportunity Act and Federal Trade Commission Act. State laws can impose limitations on the maximum amount of finance charges that may be charged by a credit provider, such as Friedman's, and also impose other restrictions on creditors (including restrictions on collection and enforcement) in consumer credit transactions. Friedman's periodically reviews its contracts and procedures for compliance with consumer credit laws with a view to making any changes therein required to comply with such laws. Failure on the part of the Company to comply with such laws could expose it to substantial penalties and claims for damages and, in certain circumstances, may require the Company to refund finance charges already paid, and to forego finance charges not yet paid under non-complying contracts. Management believes that the Company is in compliance with such laws, and to date the Company has not experienced any penalties or losses associated with such laws.

         The sale of credit life, health and property and casualty insurance products by the Company is also highly regulated. State laws currently impose disclosure obligations with respect to the Company's sale of credit and other insurance products similar to those required by the Federal Truth in Lending Act, impose restrictions on the amount of premiums that may be charged, and also require licensing of certain Company employees. The Company believes it is in compliance in all material respects with all applicable laws and regulations relating to its insurance business.


ITEM 2.  PROPERTIES.

         The Company leases all of its stores. The Company's typical mall lease is for a period of 7 to 10 years and includes a minimum base rent, a percentage rent based on store sales and a significant common area maintenance charge. The Company's power strip store leases typically have a three-year lease term with several three-year options to renew the lease and have lower occupancy costs than the mall store leases. Generally, under the terms of all of its leases, the Company is required to maintain and conform its usage of the premises to agreed standards, often including required advertising expenditures as a percentage of sales.

         An affiliate owns the buildings in which the Company's headquarters and one store are located in Savannah, Georgia. The Company paid rent of $92,000 to the affiliate in fiscal 1996 for use of the space it occupies in these buildings. The building in which the Company's headquarters are located in total contains approximately 19,000 square feet of office and administrative space. The lease on this building expires in May 1998, with one option to renew for an additional two-year term.

ITEM 3.  LEGAL PROCEEDINGS.

         On October 19, 1994, A.A. Friedman's Co., Inc. ("AAFCO") filed suit against the Company, alleging, inter alai, that the Company's use in certain geographic areas of the service mark FRIEDMAN'S JEWELERS, a mark also used by AAFCO in connection with retail jewelry stores, constitutes service mark infringement, unfair competition, and false advertising. A.A. Friedman's Co., Inc. v. Friedman's Inc., Civil Action File No. CV-194-154, United States District Court for the Southern District of Georgia, Augusta Division. In its prayer for relief, AAFCO seeks to enjoin the Company from using the service mark in any geographic area where AAFCO has established prior common law rights in the mark, and in any areas of the country other than where the Company was using the mark in September 1992. Additionally, AAFCO seeks an accounting of profits from areas where AAFCO alleges that the Company has infringed upon AAFCO's rights in the mark.

         In February 1995, the Company filed an answer to AAFCO's complaint and a counterclaim against AAFCO in which the Company asserts that the Company is the prior user of the Friedman's Jewelers name and mark, that the Company is entitled to a federal registration of the Friedman's Jewelers service mark and that AAFCO's use of the mark constitutes service mark infringement, unfair competition and false advertising. The Company asks in its answer and counterclaim that AAFCO's complaint be dismissed in its entirety, that the Court order that the Company be granted a geographically unrestricted federal registration of the Friedman's Jewelers mark, and that AAFCO be enjoined from using the mark.

         On February 24, 1995, AAFCO filed a Motion for Preliminary Injunction in which it requested that the Court enjoin use by the Company of the Friedman's Jewelers name and mark at nine existing store locations and enjoin the Company from opening any new stores under the name and mark within twenty miles of any store previously operated by AAFCO under the name and mark. Following a hearing on the motion and a settlement conference, the Court entered an Order on March 10, 1995 in which, for a period of ninety days, it:
(i) stayed all further legal proceedings in the matter; (ii) ordered both parties to refrain from communicating with any representative of the media concerning any matter relating to the case without the prior approval of the Court; (iii) held that as of the date of the Order both parties have the right to use the Friedman's Jewelers name; (iv) ordered the Company not to open or operate any store in Auburn, Alabama or Opelika, Alabama under the Friedman's name; (v) ordered that neither party may open a new store under the Friedman's Jewelers name within five miles of a store currently operated under the name by the opposing party; (vi) ordered that neither party may open a new store under the Friedman's Jewelers name within ten miles of a store currently operated under the name by the opposing party without the prior approval of the Court; and (vii) directed the parties to meet with a mediator appointed by the Court and negotiate in good faith in an effort to resolve the dispute. Pursuant to the Court's Order, the parties mediated the dispute but were unable to reach a resolution. The Court then entered an Order on July 7, 1995, lifting the stay and leaving in place rulings (ii) through (vi) above. By an Order of March 15, 1996, the Court ordered the parties, until further notice, to place a sign in each store window which identifies the company owning and operating the store, and to place a notice identifying the company owning and operating the store in each printed advertisement and on each piece of printed material used in dealing with the public. The Company does not believe the Court's Orders will have a material effect on the Company's expansion plans during the pendency of the litigation. The parties have each filed motions for summary judgment which are pending before the Court. Discovery in the case has been stayed until January 14, 1997, pending settlement discussions. If the case is not settled, the parties will recommence the discovery phase of the litigation. The Company intends to vigorously pursue its counterclaims and defend against AAFCO's claim.

         The Company is involved in certain other legal actions arising in the ordinary course of business, but management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on Friedman's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 30, 1996.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

         The Company has two classes of Common Stock - Class A Common Stock and Class B Common Stock. The Company's Class A Common Stock is traded on the Nasdaq National Market (trading symbol "FRDM") and began trading publicly on October 14, 1993. The following table sets forth the quarterly high and low last sale prices per share of the Class A Common Stock as reported by The Nasdaq Stock Market for the latest two full fiscal years.

FISCAL YEAR ENDED SEPTEMBER 30, 1995                                           HIGH             LOW
------------------------------------                                           ----             ---
          First Quarter  .............................................        $18.50           $14.88
          Second Quarter .............................................        $19.50           $16.25
          Third Quarter  .............................................        $19.63           $17.25
          Fourth Quarter .............................................        $25.00           $18.88


FISCAL YEAR ENDED SEPTEMBER 30, 1996                                           HIGH              LOW
------------------------------------                                           ----              ---
          First Quarter  .............................................        $23.25           $18.88
          Second Quarter   ...........................................        $20.00           $16.25
          Third Quarter  .............................................        $29.38           $19.00
          Fourth Quarter   ...........................................        $26.00           $18.50

         There is no established public trading market for the Class B Common Stock. Sales of the Class B Common Stock occur on a very limited basis.

HOLDERS

         As of December 13, 1996, there were approximately 113 record holders of the Class A Common Stock and one record holder of the Class B Common Stock. The Company estimates that there are approximately 2,500 beneficial owners of the Class A Common Stock.

DIVIDEND POLICY

         The policy of the Company's Board of Directors is to retain earnings to provide funds for the operation and expansion of the Company's business and, therefore, the Board of Directors has not paid any cash dividends on the Class A Common Stock or the Class B Common Stock in the past and does not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by the Board of Directors and will be based upon the earnings, capital requirements and operating and financial condition of the Company, among other factors, at the time any such dividends are considered.
In addition, the Company's ability to pay dividends is restricted by its credit facilities, which prescribe certain income and asset tests that affect the amount of any dividend payments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 2 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following statement of operations and balance sheet data for fiscal years 1992 through 1996 were derived from the audited Consolidated Financial Statements of the Company. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                              ---------------------------------------------------------------
                                                  1996        1995          1994       1993(1)        1992
                                                  ----        ----          ----       -------        ----
                                                      (Dollars in thousands except per share amounts)
STATEMENT OF OPERATIONS DATA:

Net merchandise sales .....................   $  169,407   $  122,350    $  75,534    $  47,396     $  37,817
Finance charges and other .................       22,770       15,249        9,765        5,747         2,284
                                              ----------   ----------    ---------    ---------     ---------
Total revenues  ...........................      192,177      137,599       85,299       53,143        40,101
Cost of goods sold, including occupancy,
   distribution and buying  ...............       86,068       61,840       37,373       23,426        20,729
Selling, general and administrative
   expenses ...............................       59,871       46,338       27,739       17,791        13,819
Depreciation and amortization .............        3,321        2,516        2,137        1,599         3,035
Provision for doubtful accounts ...........       15,643        9,311        4,611        2,484         1,523
Special charges(2)  .......................           --           --           --           --        12,477
Interest expense  .........................        2,197        4,102        3,998        5,800         5,174
                                              ----------   ----------    ---------    ---------     ---------
Income (loss) before extraordinary item and       25,077       13,492        9,441        2,043       (16,656)
   income taxes(3).........................
Income tax expense  .......................        9,548        3,065        3,586           --            --
                                              ----------   ----------    ---------    ---------     ---------
Income (loss) before extraordinary item....       15,529       10,427        5,855        2,043       (16,656)
Extraordinary item (net of taxes)(3).......       (1,696)          --           --           --            --
                                              ----------   ----------    ---------    ---------     ---------
Net income (loss) .........................   $   13,833   $   10,427    $   5,855    $   2,043     $ (16,656)
                                              ==========   ==========    =========    =========     =========
Net income (loss) as reported .............                                           $   2,043     $ (16,656)
Pro forma income tax provision(4) .........                                                 776            --
                                                                                      ---------     ---------
Pro forma net income (loss)(5)  ...........                                           $   1,267     $ (16,656)
                                                                                      =========     =========

Earnings (loss) per share before              $     1.19   $     0.97    $    0.63    $    0.23     $   (2.97)
   extraordinary item(5)  .................
Weighted average common shares
   outstanding  ...........................   13,031,000   10,722,000    9,292,000    5,606,700     5,606,700

OTHER OPERATING DATA:

Number of stores (end of periods) .........          301          215          141           85            55
Percentage increase in number of stores
   (end of periods) .......................         40.0%        52.5%        65.9%        54.5%          7.8 %
Percentage increase (decrease) in comparable
   store sales (6)  .......................          2.9%        13.3%         8.2%        10.0%         (1.9)%




                                                               SEPTEMBER 30,
                                         ----------------------------------------------------------
                                          1996         1995         1994        1993         1992
                                          ----         ----         ----        ----         ----
BALANCE SHEET DATA:

Accounts receivable, net  .........      $63,221      $45,020      $29,052     $17,585      $ 9,574
Inventories .......................       64,307       45,175       27,207      17,308       11,094
Working capital ...................      122,241       77,779       43,708       9,272        4,886
Total assets  .....................      175,614      121,738       67,119      43,548       27,270
Long-term debt  ...................           --       22,369       34,624      37,083       32,369
Stockholders' equity (deficit)  ...      147,354       74,963       19,121     (20,231)     (22,274)


                                                        (Footnotes on next page)

-----------------------------
(1) In May 1990, certain assets currently held by the Company were purchased from Friedman's Jewelers, Inc. and its affiliates ("FJI") by MS Jewelers Limited Partnership (the "Partnership"). The Company was incorporated in July 1993 and substantially all of the assets and liabilities of the Partnership were transferred to the Company in October 1993 in exchange for 5,606,700 shares of the Class B Common Stock of the Company.
(2) Special charges in fiscal 1992 of $12,477,000 reflect the write-off of certain intangible assets ($11,598,000) and the cost of terminating two employment contracts ($879,000) in the fourth quarter of fiscal 1992.
(3) Extraordinary item in fiscal 1996 of $1,696,000 net of applicable income taxes reflects the payment of a make whole amount of $2,800,000 relating to the early repayment of the Company's 14.25% Senior Subordinated Debt.
(4) Pro forma income taxes reflect the Company's projected provision for income taxes for fiscal 1993 as if it had been a corporation for the entire period, without consideration of net operating loss carryforwards which would not be available to the corporation for periods subsequent to June 30, 1993. For fiscal 1991 and fiscal 1992, the Company experienced losses which would have resulted in no provision for income taxes in these periods had it been a corporation.
(5) Earnings (loss) per share before extraordinary item for the years ended September 30, 1992 and 1993 is computed on a pro forma basis based on the weighted average number of shares of Common Stock outstanding assuming substantially all of the assets and liabilities of the Partnership had been exchanged for 5,606,700 shares of Class B Common Stock on October 1, 1991. Additionally, pro forma taxes of $776,000 are subtracted from net income (loss) for fiscal 1993 in order to calculate earnings per share for fiscal 1993.
(6) A new store becomes a comparable store in the first full month following the anniversary of the opening of such store.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth certain percentage relationships based on the Company's Consolidated Income Statements for the periods indicated.


                                                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                                                           -------------------------------------
                                                                            1996           1995            1994
                                                                           ------         ------          ------
         Net merchandise sales ...................................          88.2%          88.9%           88.6%
         Finance charges and other ...............................          11.8           11.1            11.4
                                                                           -----          -----           -----
         Total revenues  .........................................         100.0          100.0           100.0
         Cost of goods sold including occupancy,
             distribution and buying (1) .........................          50.8           50.5            49.5
         Selling, general and administrative expenses  ...........          31.2(2)        33.7(3)         32.5
         Depreciation and amortization ...........................           1.7            1.8             2.5
         Provision for doubtful accounts .........................           8.1            6.8             5.4
         Interest expense  .......................................           1.1            3.0             4.7
                                                                           -----          -----           -----
         Income before extraordinary item and income taxes .......          13.0            9.8            11.1
         Income tax expense  .....................................           5.0            2.2             4.2
                                                                           -----          -----           -----
         Income(loss) before extraordinary item  .................           8.1            7.6             6.9
         Extraordinary item (net of taxes) .......................           (.9)            --              --
         Net income  .............................................           7.2%           7.6%            6.9%
                                                                           =====          =====           =====

-----------------------------
         (1) Cost of goods sold, including occupancy, distribution and buying, is expressed as a percentage of net merchandise sales. All other percentages are expressed as a percentage of total revenues.

         (2) Selling, general and administrative expenses for the year ended September 30, 1996 include $2.1 million of compensation expense related to the Company's long-term incentive program. Excluding this charge, selling, general and administrative expenses as a percentage of total revenues would have been 30.1%.
         (3) Selling, general and administrative expenses for the year ended September 30, 1995 include a $3.2 million provision for legal costs and $900,000 of compensation expense related to the Company's long-term incentive program. Excluding these two charges, selling, general and administrative expenses as a percentage of total revenues would have been 30.7%.

Fiscal Year 1996 Compared to Fiscal Year 1995

         Total revenues increased 39.7% to $192.2 million in the fiscal year ended September 30, 1996, from $137.6 million in the fiscal year ended September 30, 1995. Net merchandise sales in fiscal 1996 increased 38.5%, or approximately $47.1 million, compared to fiscal 1995. Of the $47.1 million increase in net merchandise sales in fiscal year 1996, $43.6 million, or 92.6% of the increase resulted from additional sales contributions from 86 net new stores opened, and $3.5 million, or 7.4% of the increase, resulted from a 2.9% increase in comparable store sales. Finance charges and other revenue increased 49.3% to $22.8 million in fiscal 1996 from $15.2 million in fiscal 1995 due to increased credit sales and increased accounts receivable, which are the primary factors for determining finance charge revenues.

         Costs of goods sold, including occupancy, distribution and buying, increased 39.2% to $86.1 million, or 50.8% of net merchandise sales, in fiscal 1996 versus $61.8 million, or 50.5% of net merchandise sales, in fiscal 1995. The fiscal 1996 increase as a percentage of net merchandise sales reflects more aggressive merchandising pricing.

         Selling, general and administrative expenses increased 29.2% to $59.9 million for fiscal 1996 from $46.3 million in fiscal 1995. As a percentage of total revenues, these expenses decreased to 31.2% during fiscal 1996 from 33.7% in fiscal 1995. Selling, general, and administrative expenses in fiscal 1996 and fiscal 1995 include a $2.1 million and a $900,000 charge, respectively, related to the Company's long-term incentive program. Additionally, the fiscal 1995 expense includes a $3.2 million provision for anticipated legal costs related to the Company's trademark litigation. Excluding these charges, selling, general and administrative expenses as a percentage of total revenues decreased to 30.1% in fiscal 1996 from 30.7% in fiscal 1995, due primarily to increased leverage in corporate overhead and to advertising efficiencies resulting from an increase in the number of stores in existing advertising markets.

         The provision for doubtful accounts increased 68.0% to $15.6 million in fiscal 1996 from $9.3 million in fiscal 1995. The provision for doubtful accounts as a percentage of total revenues increased to 8.1% in fiscal 1996 from 6.8% in fiscal 1995. The increase in the provision for doubtful accounts is due to the 40.4% increase in the accounts receivable balance to $70.3 million at September 30, 1996 from $50.0 million at September 30, 1995 and the corresponding 40.4% increase in the allowance for doubtful accounts to $7.1 million at September 30, 1996 from $5.0 million at September 30, 1995. Additionally, the Company experienced increased charge-offs of uncollectible accounts as a percentage of accounts receivable during fiscal 1996 as compared to fiscal 1995.

         Depreciation and amortization expenses increased 32.0% to $3.3 million in fiscal 1996 compared to $2.5 million in fiscal 1995. The increase of $805,000 in depreciation and amortization expenses in fiscal 1996 resulted primarily from depreciation expenses related to increases in depreciable equipment and improvements due to more stores in operation.

         Interest expense decreased to $2.2 million in fiscal 1996 from $4.1 million in fiscal 1995. As a percentage of total revenues, interest expense decreased to 1.1% in fiscal 1996 from 3.0% in fiscal 1995. This decrease resulted from the repayment of bank borrowings and high coupon subordinated debt with proceeds from the Company's June 1996 equity offering and investment income from the net proceeds of the offering. The prepayment of high coupon subordinated debt resulted in the payment of a make whole amount of $2.8 million reflected, net of applicable income taxes, as an extraordinary item.

         The Company's effective income tax rate increased to 38.1% in fiscal 1996 from 22.7% in 1995, principally due to the reversal of a deferred tax asset valuation reserve account, in fiscal 1995, upon determination that realizability of the deferred tax asset was more likely than not.

         Increased sales volume, finance charges and other revenue, combined with decreased selling, general and administrative expenses, offset by increased provision for doubtful accounts and income tax expense, combined to increase net income before extraordinary item by 48.9% to $15.5 million in fiscal 1996 compared to $10.4 million in fiscal 1995. Net income in fiscal 1996 was $13.8 million, an increase of 32.7% over the prior year.

         Earnings per share before extraordinary item increased 22.7% to $1.19 in fiscal 1996 from $0.97 in fiscal 1995 on weighted average common shares and share equivalents outstanding of 13,031,000 and 10,722,000, respectively.



Fiscal Year 1995 Compared to Fiscal Year 1994

         Total revenues increased 61.3% to $137.6 million in the fiscal year ended September 30, 1995, from $85.3 million in the fiscal year ended September 30, 1994. Net merchandise sales in fiscal 1995 increased approximately $46.8 million, or 62.0%, compared to fiscal 1994. Of the $46.8 million increase in net merchandise sales, $37.1 million, or 79.2% of the increase resulted from additional sales contributions from 74 net new stores opened during fiscal 1995, and $9.7 million, or 20.8% of the increase, resulted from a 13.3% increase in comparable store sales in fiscal 1995. Finance charges and other revenue increased 56.2% to $15.2 million for fiscal 1995 from $9.8 million in fiscal 1994 due to increased credit sales and increased accounts receivable, which are the primary factors for determining finance charge revenues.

         Cost of goods sold, including occupancy, distribution and buying, increased 65.5% to $61.8 million, or 50.5% of net merchandise sales, for fiscal 1995 versus $37.4 million, or 49.5% of net merchandise sales, for fiscal 1994. The fiscal 1995 increase as a percentage of net merchandise sales reflects more aggressive merchandise pricing and a higher cost of traded and returned goods, partially offset by lower occupancy, distribution and buying costs.

         Selling, general, and administrative expenses increased 67.1% to $46.3 million for fiscal 1995 from $27.7 million for fiscal 1994. As a percentage of total revenues, these expenses increased to 33.7% during fiscal 1995 from 32.5% in 1994. The increase as a percentage of total revenues is attributed to a $3.2 million provision for anticipated legal costs related to the Company's trademark litigation and additional compensation expense of $900,000 related to the Company's long-term incentive program. Excluding these two charges, selling general and administrative expenses as a percentage of total revenues would have decreased to 30.7% in fiscal 1995 from 32.5% in fiscal 1994, due primarily to advertising efficiencies resulting from an increase in the number of stores in existing advertising markets and other leveraging of overhead expense.

         The provision for doubtful accounts increased 101.9% to $9.3 million for fiscal 1995 from $4.6 million for fiscal 1994. The provision for doubtful accounts as a percentage of total revenues increased to 6.8% in fiscal 1995 from 5.4% in fiscal 1994. The increase in the provision for doubtful accounts is due to the growth in the accounts receivable balance to $50.0 million at September 30, 1995 from $32.3 million at September 30, 1994 and the corresponding increase in the allowance for doubtful accounts to $5.0 million at September 30, 1995 from $3.2 million at September 30, 1994. Additionally, the Company experienced increased charge-offs of uncollectible accounts as a percentage of accounts receivable during fiscal 1995 as compared to fiscal 1994.

         Depreciation and amortization expenses increased 17.7% to $2.5 million in fiscal 1995 compared to $2.1 million in fiscal 1994. The increase of $380,000 in depreciation and amortization expenses in fiscal 1995 resulted primarily from depreciation expenses related to increases in depreciable equipment and improvements due to more stores in operation.

         Interest expense increased to $4.1 million in fiscal 1995 from $4.0 million in fiscal 1994. As a percentage of total revenues, interest expense decreased to 3.0% in fiscal 1995 from 4.7% in fiscal 1994. This decrease resulted from the repayment of bank borrowings with proceeds from the Company's May 1995 equity offering and investment income from the net proceeds of the offering, combined with the increase in total revenues.

         Income tax expense decreased 14.5% to $3.1 million in fiscal 1995 from $3.6 million in fiscal 1994. The decrease in income tax expense is principally due to an income tax benefit realized through the reversal of a deferred tax asset valuation reserve account upon determination that the realizability of the deferred tax assets was more likely than not.

         Improvements in sales volume, finance charges and other revenues and the recording of an income tax benefit, offset by increased cost of goods sold and provision for doubtful accounts, combined to increase net income 78.1% to $10.4 million in fiscal 1995 compared to $5.9 million in fiscal 1994.


LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1996, net cash used in the Company's operating activities was $14.7 million compared to $15.5 million and $21.9 million during the comparable periods in 1995 and 1994. Although the Company experienced a significant increase in earnings in all three fiscal years, the Company continued to use cash in its operations. Cash used in operations was the result of the growth in accounts receivable and inventories, both principally from the net additions of 86 stores in fiscal 1996, 74 stores in fiscal 1995 and 56 stores in fiscal 1994. Cash used in operations was also affected by increases in accounts payable in fiscal 1996 and fiscal 1995 and a decrease in accounts payable in fiscal 1994. To the extent that the Company continues to expand rapidly, it will continue to experience significant increases in credit sales and related increases in customer accounts receivable as well as increases in inventories and accounts payable which will likely produce negative cash flows from operations.

         Investing activities used cash of $9.8 million, $9.6 million, and $4.6 million in fiscal 1996, 1995 and 1994, respectively. Capital spending was primarily for the net addition of 86 stores, 74 stores and 56 stores for fiscal 1996, 1995 and 1994, respectively. In October 1996, the Company invested $20.0 million in Crescent Jewelers and its wholly-owned subsidiary (together "Crescent"), a privately owned West-Coast based specialty retailer of fine jewelry currently operating 108 stores. The investment is in the form of a $20 million convertible subordinated secured loan. The three-year loan is junior to Crescent's new $50 million bank-provided credit facility, bears a similar rate of interest to such facility and is secured, after the credit facility, by all of Crescent's assets. The loan is convertible into a minority equity position. The Company also entered into a standby commitment for up to 18 months to purchase up to $5 million of 10% senior subordinated convertible notes of Crescent, which, if consummated, could increase the Company's aggregate investment in Crescent to $25 million.

         Financing activities provided $36.2 million in fiscal 1996, $33.2 million in fiscal 1995 and $26.4 million in fiscal 1994 resulting from net proceeds of $58.0 million, $44.8 million and $33.2 million from the Company's public equity offerings in June 1996, May 1995 and October 1993, respectively. The net proceeds from these offerings were used, in part, to repay $22.4 million in subordinated debt and $10.5 million in bank debt in June 1996, to repay $32.3 million in bank debt in May 1995 and to pay down $10.0 million in subordinated debt and $9.2 million in bank debt in October 1993.

         The Company currently has two separate but similar secured revolving credit agreements with two banks. In the aggregate, the amount available under these lines is $55.0 million. The lines of credit contain certain financial covenants such as interest coverage ratios, minimum net worth and cash flow requirements. At September 30, 1996, no amounts were outstanding under these lines of credit. Management believes that the Company's lines of credit will be sufficient to fund the Company's working capital requirements through fiscal 1997.

         The Company's current plans are to have between 390 to 410 stores in operation for the 1997 Christmas season. The capital required to fund this expansion, principally to finance inventory, fixtures and leasehold improvements, is estimated to be $12.0 million and is intended to be provided by the Company's lines of credit.

SEASONALITY

         The Company has in the past experienced a well-defined seasonality in its business with respect to both total revenues and profitability. Generally, the Company experiences substantially increased sales volume in the days preceding major holidays, including Christmas, Valentine's Day and Mother's Day. Due to the impact of the Christmas shopping season, the Company experiences the strongest results of operations in the first quarter of its fiscal year. If for any reason the Company's sales were below those normally expected for the first quarter, the Company's annual results could be materially adversely affected. The seasonality of the Company's business puts a significant demand on working capital resources to provide for an inventory buildup for the Christmas season. Furthermore, the Christmas season typically leads to a seasonal buildup of customer receivables that are paid down during subsequent months. However, to the extent that the Company's expansion program continues, it can be expected that increased levels of accounts receivable related to such expansion may affect the historical seasonal decline in customer receivables.

INFLATION

         The impact of inflation on the Company's operating results has been moderate in recent years, reflecting generally lower rates of inflation in the economy and relative stability in the prices of diamonds, gemstones and gold. Substantially all of the leases for the Company's retail stores located in malls provide for contingent or volume-related rental increases. In prior years, the Company has been able to adjust its selling prices to substantially recover increased costs. While inflation has not had, and the Company does not expect that it will have, a material impact upon operating results, there is no assurance that the Company's business will not be affected by inflation in the future.


NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. This Statement is effective for transactions entered into in fiscal years that begin after December 15, 1995. Therefore, the Company does not intend to change its method of accounting for stock-based employee compensation arrangements and will include the required disclosures in the financial statements for the year ending September 30, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements and financial statement schedule in Part IV, Item 14(a)1 and 2 of this report are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                   PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The information under the captions "Election of Directors - General," "Election of Directors - Certain Information Concerning Nominees," "Election of Directors - Executive Officers of the Company" and "Other Matters - Filings Under Section 16(a)" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on February 27, 1997 (the "1997 Proxy Statement") is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

       The information under the captions "Election of Directors - Compensation of Directors" and "Election of Directors - Executive Compensation" in the Company's 1997 Proxy Statement is incorporated herein by reference. In no event shall the information contained in the 1997 Proxy Statement under the captions "Election of Directors - Executive Compensation - Compensation Committee Report on Executive Compensation" and "Stockholder Return Comparison" be incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "Election of Directors - Stock Ownership" in the Company's 1997 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Election of Directors - Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K.

(A)      1.  CONSOLIDATED FINANCIAL STATEMENTS

         The following consolidated financial statements of Friedman's Inc., incorporated by reference into Item 8, are attached hereto:



Consolidated Income Statements for the Years Ended September 30, 1996, 1995 and 1994

Consolidated Balance Sheets at September 30, 1996 and 1995

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1996, 1995 and 1994

Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995, and 1994

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

         2.  CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

         The following consolidated financial statement schedule of Friedman's Inc. is attached hereto:


Schedule II      -- Valuation and Qualifying Accounts


         All other schedules have been omitted, as they are not required under the related instructions or are inapplicable, or because the information required is included in the consolidated financial statements.

         3.  EXHIBITS

         The exhibits indicated below are either included or incorporated by reference herein, as indicated Copies of such exhibits will be furnished to any requesting stockholder of the Company upon request to Mr. John G. Call, Secretary, Friedman's Inc., 4 West State Street, Savannah, Georgia 31401. There is a charge of $.50 per page to cover expenses for copying and mailing.



EXHIBIT
NUMBER                            EXHIBIT DESCRIPTION
------                            -------------------
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

10.1 Amended and Restated Agreement of Limited Partnership, dated as of May 24, 1990, among MS Jewelers Corporation and the limited partners listed in Annex A thereto (incorporated by reference from Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.2 Lease Agreement, dated as of May 24, 1990, by and between Friedman's Jewelers, Inc. and MS Jewelers Limited Partnership (incorporated by reference from Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.2.1 Addendum to Lease between Friedman's Jewelers, Inc., Lessor and Friedman's Inc. dated August 17, 1995.

10.3 Letter Agreement regarding sales of equity interests in MS Jewelers Limited Partnership, dated as of February 15, 1990, among Morgan Schiff & Co., Inc., Sterling Brinkley, Philip E. Cohen, Bradley J. Stinn, Friedman's Jewelers, Inc., Friedman's Jewelers, Inc., Anniston, Friedman's Jewelers, Inc., Columbia, Friedman's Jewelers, Inc., Greenville, Friedman's Jewelers, Inc., Main, Friedman's Jewelers, Inc., Marietta, Friedman's Jewelers, Inc., Oglethorpe, Friedman's Jewelers, Inc., Westside and Stanley Jewelers, Inc. (incorporated by reference from Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.4 Loan Agreement, dated October 26, 1993, by and between NationsBank of Georgia, N.A. and Friedman's Inc.
                 (incorporated by reference from Exhibit (10) to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1993).

10.5 Amendment, dated November 17, 1994, to Loan Agreement, dated October 26, 1993, by and between NationsBank of Georgia, N.A. and Friedman's Inc. (incorporated by reference from Exhibit
                 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.5.1 Amended and Restated Loan Agreement, dated December 14, 1995, by and between NationsBank of Georgia, N.A. and Friedman's Inc.

10.6 Loan Agreement, dated as of May 27, 1994, by and between First Union National Bank of Georgia and Friedman's Inc. (incorporated by reference from Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.7 Amendment, dated November 17, 1994, to Loan Agreement dated May 27, 1994, by and between First Union National Bank and Friedman's Inc. (incorporated by reference from Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.7.1 Amended and Restated Loan Agreement, dated December 14, 1995, by and between First Union National Bank and Friedman's Inc.

10.8 Registration Rights Agreement, dated as of August 19, 1993, by and between Friedman's Inc. and Teachers Insurance and Annuity Association of America (incorporated by reference from Exhibit
                 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.9 Letter Agreement regarding Section 6.02(b) of MS Jewelers Limited Partnership's Amended and Restated Agreement of Limited Partnership, dated as of May 24, 1990, between MS Jewelers Corporation and Crescent Jewelers (incorporated by reference from Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.10 Letter Agreement regarding Section 6.02(b) of MS Jewelers Limited Partnership's Amended and Restated Agreement of Limited Partnership, dated as of May 24, 1990, between MS Jewelers Corporation and Steven C. Graber (incorporated by reference from Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.11 Option Transfer and Consent Agreement, dated as of March 16, 1992, by and among Sterling B. Brinkley, Steven C. Graber and MS Jewelers Limited Partnership (incorporated by reference from Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.12 Amended and Restated Partnership Purchase Option Agreement, dated as of March 16, 1992, between MS Jewelers Limited Partnership and Steven C. Graber (incorporated by reference from Exhibit 10.27 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.13 Partnership Purchase Option Agreement, dated as of March 16, 1992, between MS Jewelers Limited Partnership and Sterling B. Brinkley (incorporated by reference from Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.14 MS Jewelers Limited Partnership 1993 Incentive Plan (incorporated by reference from Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.15 Representative sample of MS Jewelers Limited Partnership's form of Installment Credit Agreement for self-financed sales to customers (incorporated by reference from Exhibit 10.41 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.16 Representative sample of MS Jewelers Limited Partnership's form of Limited Diamond Warranty (incorporated by reference from Exhibit 10.42 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.17 Agreement and Understanding, dated December 14, 1994, between Friedman's Inc. and Morgan Schiff & Co., Inc. regarding financial advisory services (incorporated by reference from Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).


10.18 Loan and Security Agreement dated as of October 15, 1996, by and between Friedman's Inc. and Crescent Jewelers (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-22356) originally filed on October 28, 1996).


10.19 Promissory Note dated as of October 15, 1996, in the original principal amount of $20,000,000 executed by Crescent Jewelers in favor of Friedman's, Inc. (incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 000-22356) originally filed on October 28, 1996).


10.20 Subordination Agreement, dated as of October 15, 1996, by and among the financial institutions party thereto, LaSalle National Bank, as Agent and Friedman's Inc. (incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K (File No. 000-22356) originally filed on October 28, 1996).


10.21 Standby Purchase Agreement, dated as of October 15, 1996, by and between Friedman's Inc. and Crescent Jewelers, including, as an exhibit thereto, the Form of Note Purchase Agreement (incorporated by reference from Exhibit 10.4 to the Registrant's Current Report on Form 8-K (File No. 000-22356) originally filed on October 28, 1996).


10.22 Conversion Agreement, dated as of October 15, 1996, by and among Friedman's Inc., Crescent Jewelers, Inc. and Crescent Jewelers (incorporated by reference from Exhibit 10.5 to the Registrant's Current Report on Form 8-K (File No. 000-22356) originally filed on October 28, 1996).

10.23 Registration Rights Agreement made as of the 16th day of October, 1996, by and between Crescent Jewelers, Inc. and the investors listed from time to time on Schedule A thereto (incorporated by reference from Exhibit 10.6 to the Registrant's Current Report on Form 8-K (File No. 000-22356) originally filed on October 28, 1996).

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.24 Friedman's Inc. 1993 Stock Option Plan (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-85216) dated October 17,
                 1994).

10.25 Letter Agreement regarding employment, dated as of June 1, 1993, between John G. Call and MS Jewelers Corporation (incorporated by reference from Exhibit 10.43 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.26 Form of Indemnity Agreement executed by the Registrant and each of Sterling B. Brinkley, Bradley J. Stinn, John G. Call, Robert S. Morris, John Smirnoff, Victor C. Palombi, Robert W. Cruickshank and Mark C. Pickup (incorporated by reference from
                 Exhibit 10.44 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.27 Friedman's Inc. 1994 Stock Option Plan for Outside Directors (incorporated by reference from Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.28 Friedman's Inc. 1994 Qualified Employee Stock Purchase Plan (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-78820) dated May 11, 1994).

10.28.1 Amendment Number One to the Friedman's Inc. 1994 Qualified Employee Stock Purchase Plan.

10.29 Loan Agreement, dated November 17, 1994, between Friedman's Inc. and Sterling B. Brinkley (incorporated by reference from
                 Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.29.1 Amendment to Loan Agreement and Promissory Note between Friedman's Inc. and Sterling B. Brinkley dated February 2, 1995 (incorporated by reference from Exhibit 10.39.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995).

10.30 Loan Agreement, dated November 17, 1994, between Friedman's Inc. and Bradley J. Stinn (incorporated by reference from
                 Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.30.1 Amendment to Loan Agreement and Promissory Note between Friedman's Inc. and Bradley J. Stinn dated February 2, 1995 (incorporated by reference from Exhibit 10.40.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1995).

10.31 Friedman's Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 4(d) to the Registrant's Registration Statement on Form S-8 (File No. 33-95584) originally filed on August 11, 1995).


10.32 Friedman's Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 4(d) to Registrant's Registration Statement on Form S-8 (File No. 333-06221) originally filed on June 18, 1996).


11               Statement Re: Computation of Per Share Earnings

21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to the Registrant's Annual Report on Form 10-K for its fiscal year 1995.)


23               Consent of Ernst & Young LLP

27               Financial Data Schedule

(B)      REPORTS ON FORM 8-K

         The Registrant filed no Current Reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1996.

                           ANNUAL REPORT ON FORM 10-K

                             ITEM 14 (A) 1. AND 2.

             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                Friedman's Inc.

                   Index to Consolidated Financial Statements





Consolidated Income Statements for the Years Ended
  September 30, 1996, 1995 and 1994 ...................................... F-1
Consolidated Balance Sheets at September 30, 1996 and 1995  .............. F-2
Consolidated Statements of Stockholders' Equity for the
  Years Ended September 30, 1996, 1995 and 1994 .......................... F-3
Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1996, 1995 and 1994 ...................................... F-4
Notes to Consolidated Financial Statements  .............................. F-5
Report of Independent Certified Public Accountants  ...................... F-17

FINANCIAL STATEMENT SCHEDULE

Schedule II -- Valuation and Qualifying Accounts  ........................ F-18





         All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the financial statements.

                                Friedman's Inc.

                         Consolidated Income Statements


                                                                       YEARS ENDED SEPTEMBER 30,
                                                            ---------------------------------------------
                                                              1996                1995             1994
                                                            --------            --------          -------
                                                             (Amounts in thousands except per share data)
Revenues:
  Net merchandise sales                                     $169,407            $122,350          $75,534
  Finance charges and other                                   22,770              15,249            9,765
                                                            --------            --------          -------
  Total revenues                                             192,177             137,599           85,299

Costs and Expenses:
  Cost of goods sold, including occupancy,
    distribution and buying                                   86,068              61,840           37,373
  Selling, general and administrative                         59,871              46,338           27,739
  Provision for doubtful accounts                             15,643               9,311            4,611
  Depreciation and amortization                                3,321               2,516            2,137
  Interest expense                                             2,197               4,102            3,998
                                                            --------            --------          -------
                                                             167,100             124,107           75,858
                                                            --------            --------          -------

Income before extraordinary item and
  income taxes                                                25,077              13,492            9,441

Income tax expense                                             9,548               3,065            3,586
                                                            --------            --------          -------
Income before extraordinary item                              15,529              10,427            5,855

Extraordinary item (net of tax)                               (1,696)                  -                -
                                                            --------            --------          -------
Net income                                                  $ 13,833            $ 10,427          $ 5,855
                                                            ========            ========          =======

Earnings per share before extraordinary item                $   1.19            $   0.97          $  0.63
Extraordinary item (net of tax)                                (0.13)                  -                -
                                                            --------            --------          -------
Earnings per share                                          $   1.06            $   0.97          $  0.63
                                                            ========            ========          =======
Weighted average common shares outstanding                    13,031              10,722            9,292
                                                            ========            ========          =======



                            See accompanying notes.

                                Friedman's Inc.

                          Consolidated Balance Sheets

                                                                                       SEPTEMBER 30,
                                                                                 1996                1995
                                                                               --------            --------
ASSETS                                                                                (In thousands)
Current Assets:
  Cash and cash equivalents                                                    $ 19,962            $  8,278
  Accounts receivable, net of allowance for doubtful accounts of
    $7,056,000, 1995--$5,024,000                                                 63,221              45,020
  Inventories                                                                    64,307              45,175
  Other current assets                                                            3,011               3,712
                                                                               --------            --------
      Total current assets                                                      150,501             102,185

Equipment and improvements, net                                                  23,481              16,904
Other assets                                                                      1,632               2,649
                                                                               --------            --------
      Total assets                                                             $175,614            $121,738
                                                                               ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                             $ 21,052            $ 15,137
  Accrued and other liabilities                                                   7,208               8,018
  Accrued interest                                                                    -               1,251
                                                                               --------            --------
      Total current liabilities                                                  28,260              24,406

Subordinated notes payable to related parties                                         -              22,369

Stockholders' equity:
  Preferred stock, par value $.01, 10,000,000 shares authorized
    and none issued                                                                   -                   -
  Class A common stock, par value $.01, 25,000,000 shares
    authorized, 12,517,560 shares issued and outstanding                            125                  71
  Class B common stock, par value $.01, 7,000,000 shares
    authorized, 1,773,582 shares issued and outstanding                              18                  50
  Additional paid-in capital                                                    117,096              58,560
  Retained earnings                                                              30,115              16,282
                                                                               --------            --------
      Total stockholders' equity                                                147,354              74,963
                                                                               --------            --------
      Total liabilities and stockholders' equity                               $175,614            $121,738
                                                                               ========            ========


                            See accompanying notes.

                                Friedman s Inc.
                Consolidated Statements of Stockholders' Equity
                             (Dollars In Thousands)

                                                  Class A           Class B
                                                Common Stock      Common Stock    Additional
                                             ------------------ -----------------  Paid-in   Retained General  Limited
                                               Shares    Amount   Shares   Amount  Capital   Earnings Partner  Partner     Total
                                             --------------------------------------------------------------------------------------
Balance at September 30, 1993                         -   $  -           -   $ -   $      -   $     -   $(79)  $(20,152)  $(20,231)

Issuance of Class B Common Stock for net
  assets of predecessor partnership                   -      -   5,606,700    56    (20,231)        -     79     20,152         56
Issuance of warrants to purchase Class A
  Common Stock                                        -      -           -     -        210         -      -          -        210
Initial public offering of Class A Common
  Stock                                       3,795,000     38           -     -     33,072         -      -          -     33,110
Issuance of Class A Common Stock pursuant
  to the Employee Stock Purchase Plan            10,019      -           -     -        121         -      -          -        121
Net income                                            -      -           -     -          -     5,855      -          -      5,855
                                             --------------------------------------------------------------------------------------
Balance at September 30, 1994                 3,805,019     38   5,606,700    56     13,172     5,855      -          -     19,121

Public offering of Class A Common Stock
  and conversion of Class A Common
  Warrants                                    2,600,000     26           -     -     44,811         -      -          -     44,837
Issuance of Class A Common Stock pursuant
  to the Employee Stock Purchase Plan            31,854      1           -     -        510         -      -          -        511
Conversion of Class B Common Stock into
  Class A Common Stock by an Affiliate          629,323      6    (629,323)   (6)         -         -      -          -          -

Employee Stock Options exercised                  6,720      -           -     -         67         -      -          -         67
Net income                                            -      -           -     -          -    10,427      -          -     10,427
                                             --------------------------------------------------------------------------------------
Balance at September 30, 1995                 7,072,916     71   4,977,377    50     58,560    16,282      -          -     74,963

Public offering of Class A Common Stock
  and conversion of Class A Common
  Warrants                                    2,200,000     22           -     -     57,932         -      -          -     57,954
Issuance of Class A Common Stock pursuant
  to the Employee Stock Purchase Plan            24,009      -           -     -        420         -      -          -        420
Conversion of Class B Common Stock into
  Class A Common Stock by an Affiliate        3,203,795     32  (3,203,795)  (32)         -         -      -          -          -
Employee Stock Options exercised                 16,840      -           -     -        184         -      -          -        184
Net income                                            -      -           -     -          -    13,833      -          -     13,833
                                             --------------------------------------------------------------------------------------
Balance at September 30, 1996                12,517,560   $125   1,773,582   $18   $117,096   $30,115   $  -   $      -   $147,354
                                             ======================================================================================

                                Friedman's Inc.

                     Consolidated Statements of Cash Flows

                                                                          YEARS ENDED SEPTEMBER 30,
                                                                    -------------------------------------
                                                                      1996           1995           1994
                                                                    -------        -------        -------
                                                                                (In thousands)
Operating Activities:
Net income                                                          $13,833        $10,427        $ 5,855
Adjustments to reconcile net income to cash used in
  operating activities:
    Provision for doubtful accounts                                  15,643          9,311          4,611
    Depreciation and amortization                                     3,321          2,516          2,137
    Changes in assets and liabilities:
      Increase in accounts receivable                               (33,844)       (25,279)       (16,078)
      Increase in inventories                                       (19,132)       (17,968)        (9,899)
      Decrease (increase) in other assets                             1,661         (5,546)          (265)
      Increase (decrease) in accounts payable and
        accrued and other liabilities                                 3,854         11,032         (8,288)
                                                                    -------        -------        -------
    Net cash used in operating activities                           (14,664)       (15,507)       (21,927)

Investing Activities:
  Additions to equipment and improvements                            (9,841)        (9,577)        (4,612)

Financing Activities:
  Proceeds from public stock offerings                               57,954         44,837         33,166
  Bank (repayments) advances under credit agreements                      -        (12,255)        12,255
  Repayments of bank borrowings and subordinated debt               (22,369)             -        (19,164)
  Proceeds from employee stock purchases                                604            578            121
                                                                    -------        -------        -------
    Net cash provided by financing activities                        36,189         33,160         26,378
                                                                    -------        -------        -------

Increase (decrease) in cash and cash equivalents                     11,684          8,076           (161)
Cash and cash equivalents, beginning of year                          8,278            202            363
                                                                    -------        -------        -------
Cash and cash equivalents, end of year                              $19,962        $ 8,278        $   202
                                                                    =======        =======        =======

Supplemental cash flow information:
    Cash paid for:
      Interest                                                      $ 2,410        $ 4,224        $ 9,410
                                                                    =======        =======        =======
      Income taxes                                                  $ 6,108        $ 5,228        $ 3,409
                                                                    =======        =======        =======


                            See accompanying notes.

                                Friedman's Inc.

                   Notes to Consolidated Financial Statements

                               September 30, 1996

 1.      THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         Friedman's Inc. (the "Company"), is a retailer of fine jewelry operating 301 stores in 20 southeastern states. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts have been eliminated.

         Cash and Cash Equivalents

         Cash and cash equivalents include demand deposits with banks and money market investments with maturities of ninety days or less.

         Revenue Recognition

         Revenue related to merchandise sales is recognized at the time of sale, reduced by a provision for returns. Finance charges and credit revenue are recognized principally over the term of the related installment contract.

         Accounts Receivable

         A substantial portion of merchandise sales are made under installment contracts due in periodic payments over periods generally ranging from three to 24 months. The accounts are stated net of unearned finance charges and credit insurance of $7,903,000 and $5,843,000 at September 30, 1996 and 1995,
respectively. Consistent with industry practice, amounts which are due after one year are included in current assets and totaled $5,033,000 and $3,877,000 at September 30, 1996 and 1995, respectively.

         Credit operations are maintained at each store, under Company guidelines, to evaluate the credit worthiness of its customers and to manage the collection process. The Company generally requires down payments on credit sales and offers credit insurance to its customers, both of which help to minimize credit risk. The Company believes it is not dependent on a given industry or business for its customer base and, therefore, has no significant concentration of credit risk.

         The Company maintains allowances for uncollectible accounts. These reserves are estimated based on historical experience, the composition of outstanding balances, trends at specific stores and other relevant information. Generally, accounts on which payments have not been made for four months are charged to the allowance for doubtful accounts. The Company does not require collateral.

                                Friedman's Inc.

1.       THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Merchandise Inventories

         Inventories are stated at the lower of weighted average cost or estimated market value.

         Depreciation and Amortization

         Depreciation of equipment is provided using the straight-line method over the estimated useful lives ranging from five to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

         Retirement Savings Plan

         In March 1996, the Company adopted a defined contribution Retirement Savings Plan under Section 401(k) of the Internal Revenue Code. Employees at least 21 years of age who have completed one year of service with 1,000 hours or more are eligible to participate in the plan. Employees elect both contribution percentages between 1% and 15% of annual compensation, as well as the investment options for their contributions. Company matching contributions are determined annually by the Board of Directors. Employee contributions are 100% vested while company contributions are vested according to specified scale based on years of service. In connection with the establishment of the Retirement Savings Plan, the Company terminated its defined contribution profit sharing plan. The Company made no contributions to the defined contribution profit sharing plan in fiscal 1996.

         Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting and income tax purposes, both as measured by applying currently enacted tax laws. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

         Fair Values of Financial Instruments

         During 1996, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments." The reported amounts in the balance sheets at September 30, 1996 and 1995, respectively, for cash and cash equivalents, accounts receivable, and accounts payable approximates fair value.

                                Friedman's Inc.

1.       THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Recent Accounting Pronouncements

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. This Statement is effective for transactions entered into in fiscal years that begin after December 15, 1995. Therefore, the Company does not intend to change its method of accounting for stock-based employee compensation arrangements and will include the required disclosures in the financial statements for the year ending September 30, 1997.

         Earnings Per Share

         Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the year.

 2.      FINANCING ARRANGEMENTS

         Common Stock

         In June 1996, the Company issued 2,200,000 shares of Class A Common Stock and a selling shareholder sold an additional 200,000 shares for $28.25 per share. Net proceeds to the Company totaled approximately $58,000,000 and were used to prepay $15,000,000 of 14.25% senior subordinated indebtedness and $7,400,000 of 13% junior subordinated indebtedness, and to repay $10,500,000 outstanding under the Company's lines of credit. The prepayment of the 14.25% senior subordinated indebtedness resulted in the payment of a make whole amount of $2,800,000, which was recorded net of applicable income taxes, as an extraordinary item.

         The Company has two classes of common stock designated Class A and Class B. The Class B shares elect 75% of the directors and vote without Class A participation on all other matters required to be submitted to a vote of the stockholders. Each Class B share is convertible, at any time, at the option of the holder into one Class A share and once all Class B shares have been converted, each Class A share is entitled to one vote on all matters submitted to the stockholders.

                                Friedman's Inc.

2.       FINANCING ARRANGEMENTS (CONTINUED)

         Bank Credit Agreements

         The Company has separate but similar revolving credit agreements with two banks at September 30, 1996 with aggregate availability under the lines of credit of $55,000,000. Amounts borrowed under the agreements are secured by company assets and bear interest at varying rates specified in the agreements. Interest charged under these agreements ranged from 6.8% to 8.6% for the year ended September 30, 1996. The agreements provide for certain financial covenants such as minimum net worth requirements, interest and fixed charge coverage ratios and cash flow requirements and are subject to renewal in 1997 and 1998. There were no amounts outstanding on the lines of credit at September 30, 1996.

3.       EQUIPMENT AND IMPROVEMENTS

         Equipment and improvements, at cost, consist of the following (in thousands):

                                                                              SEPTEMBER 30
                                                                         1996             1995
                                                                        -------          -------
         Store and office equipment                                     $14,310          $ 7,789
         Leasehold improvements                                          14,141           11,747
         Computer equipment and implementation costs                      4,302            3,476
                                                                        -------          -------
                                                                         32,753           23,012
         Less accumulated depreciation and amortization                  (9,272)          (6,108)
                                                                        -------          -------
                                                                        $23,481          $16,904
                                                                        =======          =======

4.       ACCRUED AND OTHER LIABILITIES

         Accrued and other liabilities consist of the following (in thousands):


                                                                               SEPTEMBER 30
                                                                          1996             1995
                                                                         ------           ------
         Accrued compensation and related expenses                       $3,314           $2,242
         Sales taxes payable                                              1,614            1,647
         Customer deposits for layaways                                   1,536            1,234
         Accrued legal costs                                              1,139            2,400
         Other                                                             (395)             495
                                                                         ------           ------
                                                                         $7,208           $8,018
                                                                         ======           ======

                                Friedman's Inc.

5.       COMMITMENTS AND CONTINGENCIES

         The Company's principal leases are for store facilities and expire at varying dates during the next 10 years. In addition to fixed minimum rentals, many of the leases provide for contingent rentals based upon a percentage of store sales above stipulated amounts. Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

         YEAR ENDED SEPTEMBER 30
         -----------------------

         1997                                                        $ 9,479
         1998                                                          8,724
         1999                                                          7,212
         2000                                                          5,647
         2001                                                          5,154
         Subsequent years                                             12,828
                                                                     -------
                                                                     $49,044
                                                                     =======

         Total rent expense for all leases is as follows (in thousands):

                                               YEAR ENDED SEPTEMBER 30
                                          1996           1995          1994
                                         ------         ------        ------
         Minimum rentals                 $8,860         $6,229        $4,056
         Contingent rentals                 897            706           498
                                         ------         ------        ------
         Total rent                      $9,757         $6,935        $4,554
                                         ======         ======        ======

         Under several agreements with an insurance company, the Company sells various types of credit insurance to its customers. Through a wholly-owned subsidiary, the Company maintains a reinsurance contract with the insurance company.

         The Company has been doing business under the "Friedman's Jewelers" tradename for approximately 70 years. Another jewelry retailer, A.A. Friedman's Co., Inc. ("AAFCO"), also conducts business under the tradename "Friedman's Jewelers." While there was in the past a familial connection between the Company and AAFCO, the two jewelry retailers are no longer affiliated in any manner. On October 19, 1994, AAFCO filed a lawsuit against the Company alleging that the Company's use of the service mark "Friedman's Jewelers" in certain geographic areas constitutes service mark infringement, unfair competition, and false advertising. The Company is vigorously defending the litigation. The Company's position in the litigation is that, as between the two parties, the Company has superior rights to use of the Friedman's Jewelers mark and tradename. Management believes the outcome of this action will not have a material adverse effect on the Company's financial condition or results of operations.

                                Friedman's Inc.

5.       COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company is involved in certain other legal actions arising in the ordinary course of business. Management believes none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.

6.       LONG-TERM INCENTIVE PROGRAM

         During fiscal 1995, the Board of Directors approved agreements which provide incentive compensation to the Chairman of the Board and Chief Executive Officer and the Chairman of the Executive Committee ("Executives") based on growth in the price of the Company's publicly traded common stock. Both of the Executives were advanced $1,500,000 evidenced by a recourse promissory note, due in 2004 and bearing interest at the minimum rate allowable for federal income tax purposes. The incentive features of the loans provide that: (i) as long as the Executives are employed by the Company on the date on which interest is due on the loans, such interest will be forgiven; (ii) a percentage of the outstanding principal of the loans will be forgiven upon the attainment of certain targets for the price of the Company's Class A Common Stock, as indicated below, provided that the Executives are employed by the Company on the date that the stock price target is attained; and (iii) the Company will pay any personal tax effects due as the result of such forgiveness of interest and principal.

                YEARS 1-5                               YEARS 6-10
---------------------------------------------------------------------------------
                       % OF ORIGINAL                              % OF ORIGINAL
                     PRINCIPAL BALANCE                          PRINCIPAL BALANCE
STOCK PRICE TARGET       FORGIVEN       STOCK PRICE TARGET           FORGIVEN
------------------   -----------------  ------------------      -----------------
     $22.50                 15%               $32.50                   50%
      25.00                 30%                37.50                   60%
      27.50                 50%                45.00                   70%
      30.00                 75%                52.50                   80%
      32.50                100%                60.00                  100%

         The stock price target is based on the average closing price of the Class A Common Stock on the Nasdaq National Market for ten consecutive trading days. The stock price targets specified will be adjusted proportionally to reflect any stock split, reverse stock split, recapitalization or other similar event. In addition, in the event of the death or disability of the Executives, or a Change in Control of the Company (as defined in the loan agreements), the remaining principal amount and accrued interest will be forgiven. Upon forgiveness of principal under either such loan, the Company incurs compensation expense as of the date of the respective forgiveness.

         In the fourth quarter of fiscal 1995, the first stock price target was met and the initial principal of each loan was reduced by $225,000. Compensation expense totaling $900,000 was charged to operations, which represents forgiveness of principal and related income tax costs.

                                Friedman's Inc.

6.       LONG-TERM INCENTIVE PROGRAM (CONTINUED)

         In the third quarter of fiscal 1996, the second and third stock price targets were met and the remaining principal of each loan was reduced by $525,000. Compensation expense totaling approximately $2,100,000 was charged to operations, which represents forgiveness of principal and related income tax costs.

7.       RELATED PARTY TRANSACTIONS

         During fiscal 1996, the Company paid $400,000 plus expenses to an affiliated entity pursuant to a Financial Advisory Services Agreement (the "Agreement"). Pursuant to the Agreement the affiliate will provide the Company with certain financial advisory services with respect to capital structure, business strategy and operations, budgeting and financial controls, and mergers, acquisitions and other similar transactions. The Agreement has a term of one year with an automatic renewal unless either party terminates by written notice. The Company agreed to indemnify the affiliate against any losses associated with the Agreement.

         In September 1995, Crescent Jewelers ("Crescent"), an affiliate, fully converted 629,323 shares of Class B Common Stock into 629,323 shares of Class A Common Stock. Simultaneously, Crescent sold all of the Class A Common shares through a public offering facilitated by the Company. The sole shareholder of the general partner of the partnership which controls the Company's Class B common stock is also the sole shareholder of a partnership which has controlling interest in Crescent. The Chairman and Chief Executive Officer of the Company is also the Chairman and Chief Executive Officer of Crescent.

         During fiscal 1994 and part of fiscal 1995, Crescent provided the Company with use and maintenance of certain computer hardware and software related to the Company's automated management information system. Amounts billed for such services totaled $83,055 and $665,000 for the years ended September 30, 1995 and 1994, respectively. In fiscal 1995, the Company entered into a lease agreement with a third party for computer hardware which was installed at the Company's headquarters and the Company then assumed full control of its automated management information system.

         Lease commitments include $78,000 related to office and store space leased from related parties. Rent expense for the three years ended September 30, 1996, related to these leases amounted to approximately $90,000 per year.

8.       STOCK PLANS

         Under the Company's stock option plans, options to purchase shares of Class A Common Stock may be granted to officers and key employees. The options generally vest over three years and the option exercise prices are based on fair market value at the date of grant. A total of 760,000 Class A shares have been reserved for issuance, and at September 30, 1996, 279,121 stock options were exercisable.

                                Friedman's Inc.

8.       STOCK PLANS (CONTINUED)

         Plan activity is as follows:

                                              NUMBER OF
                                                SHARES          PRICE PER SHARE
                                              ---------         ---------------
         September 30, 1993                           -                -

         Granted                                350,000             $10.00
         Canceled                                (9,300)            $10.00
                                                -------
         September 30, 1994                     340,700

         Granted                                254,950         $15.00 - $17.50
         Canceled                                (5,070)        $10.00 - $16.31
         Exercised                               (6,720)            $10.00
                                                -------
         September 30, 1995                     583,860

         Granted                                105,050         $17.25 - $19.50
         Canceled                               (13,540)        $10.00 - $19.50
         Exercised                              (16,840)        $10.00 - $19.00
                                                -------
         September 30, 1996                     658,530
                                                =======

         Employee Stock Purchase Plan

         The Company maintains an Employee Stock Purchase Plan (the "Plan") in accordance with Section 423 of the Internal Revenue Code. Substantially all employees are eligible to participate in the Plan and each employee may purchase up to $25,000 of Class A Common Shares during each calendar year at market price less a discount of approximately 15%.

                                Friedman's Inc.

9.       INCOME TAXES

         The provision for income taxes before extraordinary item for the year ended September 30 consists of the following (in thousands):

                                           1996          1995           1994
                                          ------        ------         ------
         Current:
           Federal                        $6,696        $4,758         $2,765
           State                             982           836            474
                                          ------        ------         ------
                                           7,678         5,594          3,239

         Deferred expense (benefit)        1,870          (237)           347
         Valuation allowance                   -        (2,292)             -
                                          ------        ------         ------
                                          $9,548        $3,065         $3,586
                                          ======        ======         ======

         Income tax expense reconciled to the amount computed at statutory rates is as follows:

                                                                      1996          1995           1994
                                                                     ------        ------         ------
         Federal tax at statutory rate                               $8,777        $4,722         $3,210
         State income taxes (net of federal income tax benefit)         829           500            343
         Valuation allowance                                              -        (2,292)             -
         Other, net                                                     (58)          135             33
                                                                     ------        ------         ------
                                                                     $9,548        $3,065         $3,586
                                                                     ======        ======         ======

                                Friedman's Inc.

9.       INCOME TAXES (CONTINUED)

         Significant components of the Company's deferred tax assets at September 30 are as follows (in thousands):

                                                               1996          1995           1994
                                                               -----        ------         ------
         Deferred tax assets:
            Allowance for doubtful accounts                    $ 936        $1,569         $1,228
            Reserve for legal costs                              527           964              -
            Financing costs                                       92           117            139
            Excess value of leases                                36            59            108
            Equipment and improvements                             -             -            224
            Noncompete agreements                                  -             -            304
            Other                                                170           148            289
                                                               -----        ------         ------
                                                               1,761         2,857          2,292
            Valuation allowance                                    -             -         (2,292)
                                                               -----        ------         ------
                                                               1,761         2,857              -
                                                               -----        ------         ------

         Deferred tax liabilities:
            Inventory                                            645           341              -
            Equipment and improvements                           427           224              -
            Property tax expense                                 267             -              -
                                                               -----        ------         ------
                                                               1,339           565              -
                                                               -----        ------         ------
         Net deferred tax assets                               $ 422        $2,292         $    -
                                                               =====        ======         ======

         In fiscal 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires income taxes to be recognized using the liability method. Specifically, deferred tax assets and liabilities are determined based on estimated future tax effects attributable to temporary differences in assets and liabilities for income tax purposes.

         Upon the adoption of SFAS No. 109, a valuation allowance was recorded for the entire deferred tax asset of approximately $2.8 million as the realizability of this asset was not deemed to be more likely than not. In the fiscal 1995 fourth quarter, management deemed the realizability of the deferred tax assets to be more likely than not and the valuation reserve was reversed.

         The cumulative effect of adopting SFAS No. 109 in fiscal 1994, had no effect on net assets and no effect on pretax or net income for the year ended September 30, 1994.

                                Friedman's Inc.

10.      SUBSEQUENT EVENT

         In October 1996, the Company made a convertible senior subordinated term loan to Crescent, in the principal amount of $20 million (the "Term Loan"). The Term Loan is due in October 1999, is secured by substantially all of the assets of Crescent, and is subordinate to Crescent's senior secured bank credit facility.

         Also in October 1996, the Company entered into a Standby Purchase Agreement with Crescent (the "Standby Purchase Agreement") and agreed that for an initial period of up to 18 months, following the date of the Standby Purchase Agreement, the Company would, upon Crescent's request, purchase up to $5,000,000 of Crescent's 10% Convertible Senior Subordinated Notes due 2006 (the "10% Notes").

         Pursuant to a Conversion Agreement (the "Conversion Agreement") by and among the Company, Crescent and Crescent Jewelers, Inc., a Delaware corporation ("CJI") which owns 100% of the outstanding capital stock of Crescent, up to one-half of the unpaid principal amount of the Term Loan and the entire unpaid principal amount of the 10% Notes held by the Company, if any, are convertible into shares of Class A Common Stock of CJI ("Stock") in accordance with conditions specified in the agreement. In addition, pursuant to the Conversion Agreement, up to one-half of the remaining unpaid principal amount of the Term Loan is convertible into Stock, on or after the initial public offering of Crescent, at the initial public offering price.

         The shares of Stock received upon the conversion of the Term Loan or the 10% Notes are subject to a Registration Agreement by and among CJI and certain investors, which include the Company (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, the Company has the right, under certain circumstances, to demand two registrations of shares of Stock received in conversion of the Term Loan and 10% Notes, and to participate in certain offerings by CJI of Stock.

                                Friedman's Inc.

11.      QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 1996 and 1995 (in thousands except per share data):

                                                                 Quarters Ended
                                      --------------------------------------------------------------------
           Fiscal 1996                December 31          March 31           June 30         September 30
------------------------------------  -----------          --------           -------         ------------
Total revenues                          $76,180            $33,725            $44,646            $37,626
Cost of goods sold,
 including occupancy,
 distribution and buying                 34,322             14,902             19,657             17,187
Income before extraordinary
 item and income taxes(a)                16,497              2,754              2,746              3,080
Income before
 extraordinary item                      10,063              1,680              1,676              2,110
Net income (loss)                        10,063              1,680                (20)             2,110
Earnings per share before
 extraordinary item                        0.82               0.14               0.13               0.15
Earnings per share                         0.82               0.14               0.00               0.15

(a) Income before extraordinary item and income taxes for the quarter ended June 30, 1996 includes $2,100,000 of compensation expense related to the Company's long-term incentive program (see Note 6). Excluding this amount, income before extraordinary item and income taxes would have been $4,846,000.

                                                                 Quarters Ended
                                      --------------------------------------------------------------------
        Fiscal 1995                   December 31          March 31           June 30         September 30
-------------------------------       -----------          --------           -------         ------------
Total revenues                          $51,265            $23,527            $32,582            $30,225
Cost of goods sold,
 including occupancy,
 distribution and buying                 22,887             10,355             14,713             13,885
Income (loss) before income
 taxes(b)                                11,144              1,260              3,064             (1,976)
Net income                                6,909                781              1,900                837
Earnings per share                         0.72               0.08               0.17               0.07

(b) Loss before income taxes for the quarter ended September 30, 1995 includes a $3,200,000 provision for legal costs and $900,000 of compensation expense related to the Company's long-term incentive program (see Note 6). Excluding these two charges, income before income taxes would have been $2,124,000.

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Friedman's Inc.

We have audited the accompanying consolidated balance sheets of Friedman's Inc. (the "Company") as of September 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friedman's Inc. at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Jacksonville, Florida
November 6, 1996

                                Friedman's Inc.

                Schedule II -- Valuation and Qualifying Accounts


                                                            BALANCE AT                                       BALANCE AT
                                                            BEGINNING                                          END OF
                   DESCRIPTION                              OF PERIOD        ADDITIONS       DEDUCTIONS        PERIOD
--------------------------------------------------------    ----------      -------------   -------------    ----------
Reserves and allowances deducted from asset accounts:
  Allowance for uncollectible accounts:
    Year ended September 30, 1994                           $1,976,000      $4,611,000(1)   $3,356,000(2)    $3,231,000
    Year ended September 30, 1995                            3,231,000       9,311,000(1)    7,518,000(2)     5,024,000
    Year ended September 30, 1996                            5,024,000      15,643,000(1)   13,611,000(2)     7,056,000

  Unearned finance charges and credit insurance:
    Year ended September 30, 1994                           $2,642,000      $8,989,000(3)   $7,739,000(4)    $3,892,000
    Year ended September 30, 1995                            3,892,000      13,671,000(3)   11,720,000(4)     5,843,000
    Year ended September 30, 1996                            5,843,000      19,595,000(3)   17,535,000(4)     7,903,000

  Valuation account for deferred tax assets:
    Year ended September 30, 1994                           $        -      $2,811,000      $  519,000       $2,292,000
    Year ended September 30, 1995                            2,292,000               -       2,292,000(5)             -
    Year ended September 30, 1996                                    -               -               -                -




----------------------
(1)      Provision for doubtful accounts.
(2)      Uncollectible accounts receivable written off, net of recoveries.
(3) Additions to unearned credit insurance are the dollar amount of premiums sold.
(4) Deductions to unearned finance charges and credit insurance occur as finance charges and credit insurance are earned.
(5) Reversal of valuation allowance due to assessment of the realization of deferred tax assets as more likely than not.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 20, 1996.

                                  FRIEDMAN'S INC.


                                  BY: /s/ Bradley J. Stinn
                                      --------------------
                                      Bradley J. Stinn
                                      Chairman of the Board of Directors and
                                      Chief Executive Officer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on December 20, 1996.

                 SIGNATURE                             TITLE
                 ---------                             -----
            /s/ Bradley J. Stinn            Chairman of the Board and
            --------------------              Chief Executive Officer
              Bradley J. Stinn              (Principal Executive Officer)

              /s/ John G. Call              Senior Vice President -
              ----------------                Chief Financial Officer
                John G. Call                (Principal Financial and Accounting Officer)

          /s/ Sterling B. Brinkley          Chairman of the Executive Committee of
          ------------------------          the Board of Directors
            Sterling B. Brinkley

         /s/ Robert W. Cruickshank          Director
         -------------------------
           Robert W. Cruickshank

            /s/ Robert S. Morris            Director, President and Chief Operating Officer
              ----------------
              Robert S. Morris

           /s/ David B. Parshall            Director
           ---------------------
             David B. Parshall


             /s/ Mark C. Pickup             Director
             ------------------
               Mark C. Pickup

                             ====================



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                ----------------


                                    EXHIBITS
                                       TO
                                 ANNUAL REPORT
                                       ON
                                   FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                               SEPTEMBER 30, 1996


                                ----------------


                                FRIEDMAN'S INC.




                             ====================

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                            EXHIBIT DESCRIPTION
------                            -------------------
10.28.1          Amendment Number One to the Friedman's Inc. 1994 Qualified
                 Employee Stock Purchase Plan

11               Statement Re:  Computation of Per Share Earnings

23               Consent of Ernst & Young LLP

27               Financial Data Schedule