Form 10-Q
period 1996-12-31
FRIEDMANS INC
filed 1997-02-14
CIK 911004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10Q

                                   (MARK ONE)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended December 31, 1996

                                       or

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period
         From __________________ to _______________

         Commission file number 022356

                                 FRIEDMAN'S INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    582058362
------------------------------------------      --------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identificaiton No.)


          4 West State Street
        Savannah, Georgia 31401                              31401
------------------------------------------      --------------------------------
(Address of principal executive offices)                   (Zip Code)



                                  (912) 2339333
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

         The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at February 6, 1997 was 12,552,194.

         The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at February 6, 1997 was 1,773,582.

                                      Index

                                 FRIEDMAN'S INC.


Part I.     Financial Information


Item 1.     Condensed Consolidated Financial Statements (Unaudited)

            Income Statements - Three months ended December 31, 1996 and 1995

            Balance Sheets - December 31, 1996 and 1995 and September 30, 1996

            Statements of Cash Flows - Three months ended December 31, 1996 and 1995

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



Part II.    Other Information


Item 6.     Exhibits and Reports on Form 8-K



Signatures

                                       FRIEDMAN'S INC.
                                CONSOLIDATED INCOME STATEMENTS
                                         (Unaudited)
                       (Dollars in thousands, except per share amounts)



                                                                Three months ended
                                                                   December 31
                                                           ------------------------------
                                                              1996                1995
                                                           ----------          ----------
Revenues:
      Net merchandise sales .............................. $   89,748          $   70,558
      Finance charges and other ..........................      7,300               5,622
                                                           ----------          ----------
               Total revenues ............................     97,048              76,180

Operating Costs and Expenses:
     Cost of goods sold including occupancy,
         distribution and buying .........................     43,589              34,322
     Selling, general and administrative .................     22,565              16,964
     Provision for doubtful accounts .....................      9,028               6,874
                                                           ----------          ----------
                                                               75,182              58,160
                                                           ----------          ----------
Operating income before depreciation
     and amortization ....................................     21,866              18,020

Depreciation and amortization ............................        942                 730
                                                           ----------          ----------
Income from operations ...................................     20,924              17,290

Interest expense (income) ................................       (163)                793
                                                           ----------          ----------

Income before income taxes ...............................     21,087              16,497
Income tax expense .......................................      8,119               6,434
                                                           ----------          ----------
Net income ............................................... $   12,968          $   10,063
                                                           ==========          ==========

Earnings per share ....................................... $     0.90          $     0.82
                                                           ==========          ==========

Weighted average shares ..................................     14,402              12,302

Number of stores open ....................................        321                 231



                   See notes to condensed consolidated financial statements

                                 FRIEDMAN'S INC.
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)


                                                                                  December 31               September 30
                                                                        ------------------------------------------------

                                                                            1996              1995              1996
                                                                        ------------      ------------      ------------
                                                                                           (Unaudited)         (Note)
ASSETS
Current Assets:
     Cash and cash equivalents ...................................      $      9,703      $     11,562      $     19,962
     Accounts receivable, net ....................................            90,670            69,142            63,221
     Inventories, at cost ........................................            71,544            52,043            64,307
     Other current assets ........................................             2,444             3,349             3,011
                                                                        ------------      ------------      ------------
          Total current assets ...................................           174,361           136,096           150,501

Equipment and improvements, net ..................................            26,071            18,080            23,481
Note receivable ..................................................            20,000                 -                 -
Other assets .....................................................             1,507             2,612             1,632
                                                                        ------------      ------------      ------------
          Total assets ...........................................      $    221,939      $    156,788      $    175,614
                                                                        ============      ============      ============

LIABILITIES AND EQUITY
Current Liabilities:
     Accounts payable ............................................      $     43,369      $     31,849      $     21,052
     Accrued liabilities .........................................            11,164            11,934             7,208
     Income taxes payable ........................................             7,029             5,493                 -
                                                                        ------------      ------------      ------------
          Total current liabilities ..............................            61,562            49,276            28,260
                                                                        ------------      ------------      ------------

Subordinated notes payable to related parties ....................                 -            22,369                 -

Stockholders' Equity:
     Preferred stock, par value $.01, 10,000,000 shares authorized
          and none issued ........................................                 -                 -                 -
     Class A common stock, par value $.01, 25,000,000 shares
          authorized, 12,522,194 issued and outstanding ..........               125                71               125
     Class B common stock, par value $.01, 7,000,000 shares
          authorized, 1,773,582 issued and outstanding ...........                18                50                18
     Additional paid-in-capital ..................................           117,150            58,677           117,096
     Retained earnings ...........................................            43,084            26,345            30,115
                                                                        ------------      ------------      ------------
               Total stockholders' equity ........................           160,377            85,143           147,354
                                                                        ------------      ------------      ------------
               Total liabilities and equity ......................      $    221,939      $    156,788      $    175,614
                                                                        ============      ============      ============




Note: The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.




            See notes to condensed consolidated financial statements

                                 FRIEDMAN'S INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)



                                                                              Three months ended
                                                                                 December 31
                                                                         ----------------------------
                                                                             1996            1995
                                                                         ------------    ------------

Operating Activities:
Net income ...........................................................   $     12,968    $     10,063
Adjustments to reconcile net income to cash
     used in operating activities:
     Depreciation and amortization ...................................            942             730
     Provision for doubtful accounts .................................          9,028           6,874
     Changes in assets and liabilities:
          Increase in accounts receivable ............................        (36,477)        (30,996)
          Increase in inventories ....................................         (7,237)         (6,868)
          Decrease in other assets ...................................            691             385
          Increase in accounts payable and
              accrued liabilities ....................................         26,274          19,377
          Increase in income taxes payable ...........................          7,029           5,493
                                                                         ------------    ------------
              Net cash provided by operating
                  activities .........................................         13,218           5,058
Investing Activities:
     Purchases of equipment and improvements .........................         (3,531)         (1,891)
     Investment in Crescent Jewelers .................................        (20,000)            -
                                                                         ------------    ------------
              Net cash used in investing
                  activities .........................................        (23,531)         (1,891)
Financing Activities:
     Proceeds from employee stock purchases and options exercised ....             54             117
                                                                         ------------    ------------
              Net cash provided by financing
                  activities .........................................             54             117
                                                                         ------------    ------------
Increase (decrease) in cash ..........................................        (10,259)          3,284
Cash and cash equivalents, beginning of period .......................         19,962           8,278
                                                                         ------------    ------------
Cash and cash equivalents, end of period .............................   $      9,703    $     11,562
                                                                         ============    ============



            See notes to condensed consolidated financial statements

                                 FRIEDMAN'S INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                December 31, 1996



NOTE A - BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. annual report on Form 10-K for the year ended September 30, 1996.


NOTE B - LONG TERM INCENTIVE PROGRAM

            The Company's long term incentive program consists of loans to certain executives, the repayment of which will be forgiven upon the attainment of specific stock price targets. To date, 50% of the principal amount of the loans has been forgiven. The remaining principal amount will be forgiven through 1998 if the stock price reaches targets ranging from $30.00 to $32.00, and thereafter through 2003 if the stock price reaches targets ranging from $32.50 to $60.00.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

            Total revenues, comprised of net merchandise sales and finance charges and other revenues, increased 27.4% to $97.0 million for the three months ended December 1996, from $76.2 million for the three months ended December 1995. Net merchandise sales increased $19.2 million, or 27.2% compared to the same period in the prior year. Of the $19.2 million increase in net merchandise sales, $18.7 million of the increase is attributable to new stores and $525,000 to an increase in comparable store sales. The increases in total revenues and net merchandise sales during the three months ended December 1996 are attributable to (i) a 39.0% increase in the number of stores in operation (321 stores at December 31, 1996 from 231 stores at December 31, 1995) and (ii) an increase in comparable store net merchandise sales of 0.8%. Finance charges and other revenues increased 29.8% for the three months ended December 1996, compared to the same period in the prior year principally due to higher sales levels.

            Cost of goods sold, including occupancy, distribution and buying, for the three months ended December 1996 was $43.6 million or 48.6% of net merchandise sales compared with $34.3 million or 48.6% of net merchandise sales for the same period in the prior year. Cost of goods sold for the quarter was unchanged from the prior year as a percentage of net merchandise sales.

            Selling, general and administrative expenses increased to $22.6 million for the quarter ended December 1996, from $17.0 million for the quarter ended December 1995. As a percentage of total revenues, selling, general and administrative expenses increased to 23.3% of total revenues from 22.3% of total revenues in the comparable period in the prior year. This increase was attributable primarily to increases in payroll and advertising costs.

            The provision for doubtful accounts increased 31.3% to $9.0 million for the three months ended December 1996, from $6.9 million for the same period in the prior year. The increase in the provision for doubtful accounts is attributable to increased credit revenues and accounts receivable during the period arising from increases in the number of stores in operation. The allowance for doubtful accounts was 13.7% of accounts receivable at December 31, 1996 versus 14.7% at December 31, 1995. This decrease is due to a charge-off of uncollectable accounts during the quarter ended December 1996 and no charge-off during the same period in the prior year. During the first fiscal quarter, the Company reserved at a higher rate for future charge-offs as a percent of credit revenues than the prior year.

            Depreciation and amortization expenses increased 29.0% to $942,000 for the quarter ended December 1996 compared with $730,000 for the quarter ended December 1995. These increases are the result of depreciation of increased capital expenditures related to new and existing stores.

            Interest income for the three months ended December 1996 totaled $163,000 compared with $793,000 of interest expense in the same period in the prior year. This change is due to the repayment of bank borrowings and subordinated debt with the proceeds from the offering of 2.2 million shares of Class A Common Stock in June 1996, as well as interest earned on the Company's loan to Crescent Jewelers in October 1996. See "Liquidity and Capital Resources".

            As a result of the factors above, net income increased 28.9% to $13.0 million for the three months ended December 1996 from $10.1 million for the same period in the prior year. Earnings per share for the first fiscal quarter increased 9.8% to $0.90 per share, on a significantly larger average share base, compared to earnings per share of $0.82 for the comparable period in fiscal 1996. Weighted average shares outstanding increased 17.1% to 14,402,000 at December 31, 1996 from 12,302,000 at the same point in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

            Operating activities produced cash of $13.2 million for the three months ended December 1996 versus $5.1 million in the comparable period in the prior year. This increase was primarily the result of net income growing at a faster rate than the Company's current assets and liabilities.

            On October 16, 1996, the Company invested $20 million in Crescent Jewelers Inc. and its wholly owned subsidiary (together "Crescent"), a privately-owned West-coast based specialty retailer of fine jewelry currently operating 112 stores. The investment is in the form of a $20 million convertible senior subordinated secured loan. The three-year loan is junior to Crescent's new $50 million bank-provided credit facility, bears a similar rate of interest to such facility and is secured, after the credit facility, by all of Crescent's assets. The loan is convertible into a minority equity position. The Company also entered into a standby commitment for up to 18 months to purchase up to $5 million of 10% senior subordinated convertible notes of Crescent, which, if consummated, could increase the Company's aggregate investment in Crescent to $25 million.

            The Company maintains similar but distinct credit facility agreements with two banks, which in the aggregate total $55.0 million. Interest on both lines is payable quarterly at prime less 0.4% or alternatively, at the bank's CD rate plus 1.95%, or LIBOR plus 1.25% per annum. Both agreements provide for certain financial covenants and are secured by inventory and accounts receivable. At the close of the first fiscal quarter, no amounts were outstanding under the lines.

                           Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

Exhibits
--------
  27     Financial Data Schedule (for SEC use only)


         The Company filed one report on Form 8-K on October 16, 1996 regarding the Company's investment in Crescent Jewelers.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 1997.




                                       FRIEDMAN'S INC.

                                   BY: /s/ Robert S. Morris
                                       ---------------------------------------
                                       Robert S. Morris
                                       President and Chief Operating Officer



                                       /s/ Robert W. Spell, Jr.
                                       ---------------------------------------
                                       Robert W. Spell, Jr.
                                       Principal Accounting Officer

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