Form 10-Q
period 1997-03-31
FRIEDMANS INC
filed 1997-05-15
CIK 911004

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the Transition Period From                    to
                                          --------------------  ----------------

Commission file number  0-22356

                                 FRIEDMAN'S INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                        58-2058362
-------------------------------                   --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identificaiton No.)


           4 West State Street
         Savannah, Georgia 31401                              31401
---------------------------------------           --------------------------
(Address of principal executive offices)                    (Zip Code)



                                 (912) 233-9333
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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
         Yes  X   No
            ------  ------

                Applicable Only to Issuers Involved in Bankruptcy
                  Proceedings During the Preceeding Five Years

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
         securities under a plan confirmed by the court. Yes       No
                                                            ------   ------

                      Applicable Only to Corporate Issuers

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

         The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at May 14, 1997 was 12,815,437.

         The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at May 14, 1997 was 1,492,401.

                                      Index

                                 Friedman's Inc.


         Part I.  Financial Information


         Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                  Income Statements - Three and six months ended March 31, 1997 and 1996

                  Balance Sheets - March 31, 1997 and 1996 and September 30,
                  1996

                  Statements of Cash Flows - Six months ended March 31, 1997 and 1996

                  Notes to Condensed Consolidated Financial Statements


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



         Part II. Other Information


         Item 6.  Exhibits and Reports on Form 8-K



         Signatures

                                 FRIEDMAN'S INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)
           (Dollars in thousands, except per share and share amounts)



                                                                            Three months ended      Six months ended
                                                                                  March 31                March 31
                                                                           --------------------   ---------------------
                                                                             1997        1996        1997        1996
                                                                           --------    --------   ---------    --------
Revenues:
      Net merchandise sales ............................................   $ 36,208    $ 27,985   $ 125,956    $ 98,543
      Finance charges and other ........................................      7,023       5,740      14,323      11,362
                                                                           --------    --------   ---------    --------
               Total revenues ..........................................     43,231      33,725     140,279     109,905

Operating Costs and Expenses:
     Cost of goods sold including occupancy,
         distribution and buying .......................................     19,345      14,902      62,934      49,224
     Selling, general and administrative ...............................     15,965      12,753      38,530      29,717
     Provision for doubtful accounts ...................................      2,951       1,631      11,979       8,505
                                                                           --------    --------   ---------    --------
                                                                             38,261      29,286     113,443      87,446
                                                                           --------    --------   ---------    --------
Operating income before depreciation
     and amortization ..................................................      4,970       4,439      26,836      22,459

Depreciation and amortization ..........................................        981         782       1,923       1,512
                                                                           --------    --------   ---------    --------
Income from operations .................................................      3,989       3,657      24,913      20,947

Interest expense (income) ..............................................       (180)       .903        (343)      1,696
                                                                           --------    --------   ---------    --------

Income before income taxes .............................................      4,169       2,754      25,256      19,251
Income tax expense .....................................................      1,606       1,074       9,725       7,508
                                                                           --------    --------   ---------    --------
Net income .............................................................   $  2,563    $  1,680   $  15,531    $ 11,743
                                                                           ========    ========   =========    ========

Earnings per share .....................................................   $   0.18    $   0.14   $    1.08    $   0.96
                                                                           ========    ========   =========    ========
Weighted average shares ................................................     14,402      12,245      14,402      12,273

Number of stores open ..................................................        335         254         335         254



See notes to condensed consolidated financial statements

                                 FRIEDMAN'S INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except per share and share amounts)

                                                                                 March 31       September 30
                                                                            ------------------- ------------
                                                                              1997       1996       1996
                                                                            --------   --------   --------
                                                                                (Unaudited)        (Note)
ASSETS
Current Assets:
     Cash and cash equivalents ..........................................   $  1,907   $  1,854   $ 19,962
     Accounts receivable, net ...........................................     81,233     62,247     63,221
     Inventories, at cost ...............................................     73,779     57,893     64,307
     Other current assets ...............................................      3,370      3,632      3,011
                                                                            --------   --------   --------
          Total current assets ..........................................    160,289    125,626    150,501

Equipment and improvements, net .........................................     26,953     19,379     23,481
Note receivable from related party ......................................     20,000       --         --
Other assets ............................................................      1,502      2,597      1,632
                                                                            --------   --------   --------
          Total assets ..................................................   $208,744   $147,602   $175,614.
                                                                            ========   ========   ========

LIABILITIES AND EQUITY
Current Liabilities:
     Accounts payable ...................................................   $ 22,191   $ 19,663   $ 21,052
     Accrued liabilities ................................................      7,552      9,453      7,208
     Income taxes payable ...............................................      1,905      2,074       --
                                                                            --------   --------   --------
          Total current liabilities .....................................     31,648     31,190     28,260
                                                                            --------   --------   --------

Bank debt ...............................................................     14,026      7,107       --
Subordinated notes payable to related parties ...........................       --       22,369       --

Stockholders' Equity:
     Preferred stock, par value $.01, 10,000,000 shares authorized
          and none issued ...............................................       --         --         --
     Class A common stock, par value $.01, 25,000,000 shares
          authorized, 12,805,862 issued and outstanding .................        128         97        125
     Class B common stock, par value $.01, 7,000,000 shares
          authorized, 1,500,876 issued and outstanding ..................         15         24         18
     Additional paid-in-capital .........................................    117,278     58,790    117,096
     Retained earnings ..................................................     45,649     28,025     30,115
                                                                            --------   --------   --------
          Total stockholders' equity ....................................    163,070     86,936    147,354
                                                                            --------   --------   --------
          Total liabilities and equity ..................................   $208,744   $147,602   $175,614
                                                                            ========   ========   ========


Note: The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.



            See notes to condensed consolidated financial statements

                                 FRIEDMAN'S INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                         Six months ended
                                                                                             March 31
                                                                                        --------------------
                                                                                          1997        1996
                                                                                        --------    --------
Operating Activities:
Net income ..........................................................................   $ 15,531    $ 11,743
Adjustments to reconcile net income to cash
     used in operating activities:
     Depreciation and amortization ..................................................      1,923       1,512
     Provision for doubtful accounts ................................................     11,979       8,505
     Changes in assets and liabilities:
          Increase in accounts receivable ...........................................    (29,991)    (25,732)
          Increase in inventories ...................................................     (9,472)    (12,718)
          Decrease (increase) in other assets .......................................       (230)        101
          Increase in accounts payable and
              accrued liabilities ...................................................      1,486       4,711
          Increase in income taxes payable ..........................................      1,905       2,074
                                                                                        --------    --------
              Net cash used in operating
                  activities ........................................................     (6,869)     (9,804)
Investing Activities:
     Purchases of equipment and improvements ........................................     (5,394)     (3,957)
     Investment in Crescent Jewelers ................................................    (20,000)       --
                                                                                        --------    --------
              Net cash used in investing
                  activities ........................................................    (25,394)     (3,957)
Financing Activities:
     Proceeds from bank borrowings ..................................................     14,026       7,107
     Proceeds from employee stock purchases and options exercised ...................        182         230
                                                                                        --------    --------
              Net cash provided by financing
                  activities ........................................................     14,208       7,337
                                                                                        --------    --------
Decrease in cash ....................................................................    (18,055)     (6,424)
Cash and cash equivalents, beginning of period ......................................     19,962       8,278
                                                                                        --------    --------
Cash and cash equivalents, end of period ............................................   $  1,907    $  1,854
                                                                                        ========    ========








            See notes to condensed consolidated financial statements

                                 FRIEDMAN'S INC.


              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                 March 31, 1997



NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. annual report on Form 10-K for the year ended September
30, 1996.


NOTE B - FINANCING ARRANGEMENTS

         On February 13, 1997, 272,706 shares of the Company's Class B Common Stock were converted into Class A Common Shares.


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         Total revenues, comprised of net merchandise sales and finance charges and other revenues, increased 28.2% to $43.2 million for the three months ended March 31, 1997, from $33.7 million for the three months ended March 31, 1996. Net merchandise sales increased $8.2 million, or 29.4% for the three months ended March 31, 1997 compared to the same period in the prior year. Of the $8.2 million increase in net merchandise sales, $7.4 million, or 90.2% of the increase, was attributable to new stores and $811,000, or 9.8% of the increase, resulted from sales increases in comparable stores. The increases in total revenues and net merchandise sales during the three months ended March 31, 1997 were attributable to (i) a 31.9% increase in the number of stores in operation (335 stores at March 31, 1997 from 254 stores at March 31, 1996) and (ii) an increase in comparable store net merchandise sales of 3.0%. For the six months ended March 31, 1997, total revenues increased 27.6% to $140.3 million from $109.9 million for the six months ended March 31, 1996. Net merchandise sales increased approximately $27.4 million, or 27.8%, for the six months ended March 31, 1997, compared to the same period in the prior year. Of the $27.4 million increase in net merchandise sales, $26.1 million, or 95.1% of the increase, was attributable to sales in new stores and $1.3 million, or 4.9% of the increase, resulted from sales increases in comparable stores. Increases in total revenues and net merchandise sales for the six month period ended March 31, 1997 compared with the same period in the prior year were also attributable to (i) an increase in the number of stores in operation during the period, and (ii) an increase in comparable store net merchandise sales of 1.4%. Finance charges and other revenues increased 22.4% and 26.1% for the three month and six month periods ended March 31, 1997, respectively, compared to the same periods in the prior year principally due to higher sales levels.

         Cost of goods sold, including occupancy, distribution and buying, for the three months ended March 31, 1997 was $19.3 million, or 53.4% of net merchandise sales, compared with $14.9 million or 53.2% of net merchandise sales for the same period in the prior year. This increase as a percent of net merchandise sales was the result of higher occupancy costs compared to the same period in 1996, partially offset by lower distribution and buying costs. For the six months ended March 31, 1997, cost of goods sold, including occupancy, distribution and buying, was $62.9 million, or 50.0% of net merchandise sales compared with $49.2 million, or 50.0% of net merchandise sales for the same period in the prior year. Cost of goods sold for the six months ended March 31, 1997 was unchanged from the prior year as a percentage of net merchandise sales.

         Selling, general and administrative expenses increased to $16.0 million for the three months ended March 31, 1997, from $12.8 million for the three months ended March 31, 1996. Selling, general and administrative expenses decreased to 36.9% of total revenues for the three months ended March 31, 1997 from 37.8% of total revenues in the comparable period in the prior year. This decrease was attributable primarily to lower store payroll as a percent of total revenues and a slight improvement in general expense levels. For the six months ended March 31, 1997, selling, general and administrative expenses increased 29.7% to $38.5 million, from $29.7 million for the six months ended March 31, 1996. Selling, general and administrative expenses increased to 27.5% of total revenues from 27.0% of total revenues in the comparable period in the prior year. This increase was attributable primarily to increases in advertising costs as a percentage of total revenues.

         The provision for doubtful accounts increased 80.9% to $3.0 million for the three months ended March 31, 1997, from $1.6 million for the same period in the prior year. For the six months ended March 31, 1997, the provision for doubtful accounts increased 40.8% to $12.0 million from $8.5 million during the same period in the prior year. The increase in the provision for doubtful accounts for the three and six months ended March 31, 1997 was attributable to higher charge-offs as a percent of credit revenues, as well as increased credit revenues and accounts receivable during these periods as a result of the increased number of stores in operation. The allowance for doubtful accounts was 12.2% of accounts receivable at March 31, 1997 versus 12.1% at March 31, 1996.

         Depreciation and amortization expenses increased 25.4% to $981,000 for the three months ended March 31, 1997 compared with $782,000 for the three months ended March 31, 1996. For the six months ended March 31, 1997, depreciation and amortization expenses increased 27.2% to $1.9 million compared with $1.5 million during the same period in the prior year. These increases were the result of depreciation of increased capital expenditures related to new and existing stores.

         Interest income for the three months ended March 31, 1997 totaled $180,000 compared with $903,000 of interest expense in the same period in the prior year. For the six months ended March 31, 1997, interest income totaled $343,000 compared with $1.7 million of interest expense in the same period in the prior year. This change was due to the repayment of subordinated debt with the proceeds from the offering of 2.2 million shares of Class A Common Stock in June 1996, as well as interest earned on the Company's loan to Crescent Jewelers in October 1996. See "Liquidity and Capital Resources".

         As a result of the factors above, net income increased 52.6% to $2.6 million for the three months ended March 31, 1997 from $1.7 million for the same period in the prior year. Earnings per share for the second fiscal quarter increased 28.6% to $0.18 per share on a significantly larger average share base compared to earnings per share of $0.14 per share for the comparable period in 1996. Weighted average shares outstanding increased 17.6% to 14,402,000 at March 31, 1997 from 12,245,000 at the same date in the prior year. For the six months ended March 31, 1997, net income increased 32.3% to $15.5 million from $11.7 million for the same period in the prior year. Earnings per share for the six months ended March 31, 1997 increased 12.5% to $1.08 per share on a significantly larger average share base compared to earnings per share of $0.96 per share for the comparable period in 1996. Weighted average shares outstanding increased 17.3% to 14,402,000 at March 31, 1997 from 12,273,000 at March 31,
1996.


LIQUIDITY AND CAPITAL RESOURCES

         On October 16, 1996, the Company invested $20 million in Crescent Jewelers Inc. and its wholly owned subsidiary (together "Crescent"), a privately-owned West-coast based specialty retailer of fine jewelry currently operating 116 stores. The investment is in the form of a $20 million convertible senior subordinated secured loan. The three-year loan is junior to Crescent's new $50 million bank-provided credit facility, bears a similar rate of interest to such facility and is secured, after the credit facility, by all of Crescent's assets. The loan is convertible into a minority equity position. The Company also entered into a standby commitment for up to 18 months to purchase up to $5 million of 10% senior subordinated convertible notes of Crescent, which, if consummated, could increase the Company's aggregate investment in Crescent to $25 million.

         The Company maintains similar but distinct credit facility agreements with two banks, which in the aggregate total $55.0 million. Interest on both lines is payable quarterly at the prime lending rate less 0.4% or alternatively, at the bank's CD rate plus 1.95%, or LIBOR plus 1.25% per annum. Both agreements provide for certain financial covenants and are secured by inventory and accounts receivable. The total amounts outstanding under the lines were $14.0 million at March 31, 1997.

         On February 13, 1997, 272,706 shares of the Company's Class B Common Stock were converted into Class A Common Shares.

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

                           Part II. Other Information


Item 6.        Exhibits and Reports on Form 8-K

               The Company filed one report on Form 8-K on October 16, 1996 regarding the Company's investment in Crescent Jewelers.

                                  EXHIBIT INDEX


Exhibit
Number

3.1 Registrant's Certificate of Incorporation, as amended (incorporated by reference from Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (File No. 333-17755) dated March 21, 1997).

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

11       Statement RE: Computation of Per Share Earnings

27       Financial Data Schedule (for SEC use only)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 1997.




                          FRIEDMAN'S INC.

                      BY: /s/ Robert S. Morris
                          --------------------------------------------
                          Robert S. Morris
                          President and Chief Operating Officer



                          /s/ Edward J. Howie
                          --------------------------------------------
                          Edward J. Howie
                          Principal Accounting Officer