Form 10-Q
period 1997-06-30
FRIEDMANS INC
filed 1997-08-14
CIK 911004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the Transition Period From              to
                                            -----------    ------------
Commission file number  0-22356



                                 FRIEDMAN'S INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                  58-2058362
----------------------------------------         -------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identificaiton No.)



           4 West State Street
         Savannah, Georgia 31401                            31401
----------------------------------------         -------------------------------
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

    The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at August 11, 1997 was 13,101,896.

    The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at August 11, 1997 was 1,492,401.

                                      Index

                                 FRIEDMAN'S INC.


Part I.  Financial Information


Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Income Statements - Three and nine months ended June 30, 1997 and 1996

         Balance Sheets - June 30, 1997 and 1996 and September 30, 1996

         Statements of Cash Flows - Nine months ended June 30, 1997 and 1996

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


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K



Signatures

                                 FRIEDMAN'S INC.
                    Condensed Consolidated Income Statements
                                   (Unaudited)



                 (Dollars in thousands, except per share and share amounts)



                                                                Three months ended                     Nine months ended
                                                                     June 30                                June 30
                                                            -----------------------------        -----------------------------
                                                                1997             1996                1997              1996
                                                            -------------   -------------        ------------      -----------

Revenues:
     Net merchandise sales ...........................        $  45,828         $  38,788         $ 171,784         $ 137,331
     Finance charges and other .......................            7,714             5,858            22,037            17,220
                                                              ---------         ---------         ---------         ---------
            Total revenues ...........................           53,542            44,646           193,821           154,551

Operating Costs and Expenses:
     Cost of goods sold including occupancy,
        distribution and buying ......................           24,191            19,657            87,125            68,881
     Selling, general and administrative .............           18,558            14,591            57,086            44,308
     Long term incentive program .....................               --             2,100                --             2,100
     Provision for doubtful accounts .................            6,808             4,050            18,786            12,555
                                                              ---------         ---------         ---------         ---------
                                                                 49,557            40,398           162,997           127,844
                                                              ---------         ---------         ---------         ---------
Operating income before depreciation
     and amortization ................................            3,985             4,248            30,824            26,707

Depreciation and amortization ........................            1,091               846             3,014             2,358
                                                              ---------         ---------         ---------         ---------
Income from operations ...............................            2,894             3,402            27,810            24,349

Interest expense (income) ............................             (174)              656              (516)            2,352
                                                              ---------         ---------         ---------         ---------
Income before income taxes and
     extraordinary item ..............................            3,068             2,746            28,326            21,997
Income tax expense ...................................            1,181             1,070            10,906             8,578
                                                              ---------         ---------         ---------         ---------
Income before extraordinary item .....................            1,887             1,676            17,420            13,419

Extraordinary item (net of applicable
     income taxes of $1,085) .........................               --             1,696                --             1,696
                                                              ---------         ---------         ---------         ---------
Net income (loss) ....................................        $   1,887         $     (20)        $  17,420         $  11,723
                                                              =========         =========         =========         =========

Per share of common stock:
Income before extraordinary
     item net of taxes ...............................        $    0.13         $    0.13         $    1.20         $    1.07
Extraordinary item net of tax ........................               --         $   (0.13)               --         $   (0.13)
                                                              ---------         ---------         ---------         ---------
Earnings per share ...................................        $    0.13         $    0.00         $    1.20         $    0.94
                                                              =========         =========         =========         =========

Weighted average shares ..............................           14,627            13,027            14,477            12,524

Number of stores open ................................              359               277               359               277




            See notes to condensed consolidated financial statements

                                 FRIEDMAN'S INC.
                      Condensed Consolidated Balance Sheets
           (Dollars in thousands, except per share and share amounts)


                                                                                  June 30              September 30
                                                                         -------------------------     ------------

                                                                            1997            1996            1996
                                                                         ----------      ---------      -----------
                                                                              (Unaudited)                  (Note)
Assets
Current Assets:
     Cash and cash equivalents ...................................        $  1,044        $ 16,478        $ 19,962
     Accounts receivable, net ....................................          79,977          64,964          63,221
     Inventories, at cost ........................................          77,957          63,554          64,307
     Other current assets ........................................           2,890           3,585           3,011
                                                                          --------        --------        --------
        Total current assets .....................................         161,868         148,581         150,501

Equipment and improvements, net ..................................          27,595          21,025          23,481
Note receivable from related party ...............................          25,000              --              --
Tradename rights, net ............................................           7,023              --              --
Other assets .....................................................           1,580           1,528           1,632
                                                                          --------        --------        --------
        Total assets .............................................        $223,066        $171,134        $175,614
                                                                          ========        ========        ========

Liabilities and Equity
Current Liabilities:
     Accounts payable ............................................        $ 21,021        $ 14,687        $ 21,052
     Accrued liabilities .........................................           8,825           9,723           7,208
     Income taxes payable ........................................             439           1,734              --
                                                                          --------        --------        --------
        Total current liabilities ................................          30,285          26,144          28,260
                                                                          --------        --------        --------

Bank debt ........................................................          20,384              --              --
Other long-term obligation .......................................           2,813              --              --

Stockholders' Equity:
     Preferred stock, par value $.01, 10,000,000 shares authorized
        and none issued ..........................................              --              --              --
     Class A common stock, par value $.01, 25,000,000 shares
        authorized, 13,101,896 issued and outstanding ............             131             125             125
     Class B common stock, par value $.01, 7,000,000 shares
        authorized, 1,492,401 issued and outstanding .............              15              18              18
     Additional paid-in-capital ..................................         121,902         116,840         117,096
     Retained earnings ...........................................          47,536          28,007          30,115
                                                                          --------        --------        --------
            Total stockholders' equity  ..........................         169,584         144,990         147,354
                                                                          --------        --------        --------
            Total liabilities and equity .........................        $223,066        $171,134        $175,614
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



            See notes to condensed consolidated financial statements

                                 FRIEDMAN'S INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)



                                                                                       Nine months ended
                                                                                            June 30
                                                                                   ---------------------------
                                                                                     1997              1996
                                                                                   ----------      -----------
Operating Activities:
Net income .................................................................        $ 17,420         $ 11,723
Adjustments to reconcile net income to cash
     used in operating activities:
     Depreciation and amortization .........................................           3,014            2,358
     Provision for doubtful accounts .......................................          18,786           12,555
     Changes in assets and liabilities:
        Increase in accounts receivable ....................................         (35,541)         (32,499)
        Increase in inventories ............................................         (13,650)         (18,379)
        Decrease in other assets ...........................................             153            1,203
        Increase in accounts payable and
            accrued liabilities ............................................           1,587                6
        Increase in income taxes payable ...................................             439            1,734
                                                                                    --------         --------
            Net cash used in operating
                activities .................................................          (7,792)         (21,299)
Investing Activities:
     Additions to equipment and improvements ...............................          (7,069)          (6,434)
     Investment in related party ...........................................         (25,000)              --
                                                                                    --------         --------
            Net cash used in investing
                activities .................................................         (32,069)          (6,434)
Financing Activities:
     Proceeds from (repayment of) bank borrowings and subordinated debt ....          20,384          (22,369)
     Proceeds from employee stock purchases and options exercised ..........             559              348
     Net proceeds from public offering .....................................              --           57,954
                                                                                    --------         --------
            Net cash provided by financing
                activities .................................................          20,943           35,933
                                                                                    --------         --------
Increase (decrease) in cash and cash equivalents ...........................         (18,918)           8,200
Cash and cash equivalents, beginning of period .............................          19,962            8,278
                                                                                    --------         --------
Cash and cash equivalents, end of period ...................................        $  1,044         $ 16,478
                                                                                    ========         ========









            See notes to condensed consolidated financial statements

                                 FRIEDMAN'S INC.


              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                  June 30, 1997



NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. annual report on Form 10-K for the year ended September 30, 1996.


NOTE B - FINANCING ARRANGEMENTS

         On March 31, 1997, 8,475 shares of the Company's Class B Common Stock were converted into Class A Common Shares.

         On July 14, 1997, the Company completed a new $80 million, two year revolving credit facility maturing on April 30, 1999. The borrowing rate for the new credit facility is either the bank's offered rate plus 0.875% or at the Company's option, LIBOR plus 0.875%. The new facility contains certain financial covenants and is secured by inventory and accounts receivable. See "Liquidity and Capital Resources".


NOTE C - LONG TERM INCENTIVE PROGRAM

         The Company's long term incentive program consists of loans to certain executives, the repayment of which will be forgiven upon the attainment of specific stock price targets. To date, 50% of the principal amount of the loans has been forgiven. The remaining principal amount will be forgiven through 1999 if the stock price reaches targets ranging from $30.00 to $32.00, and thereafter through 2004 if the stock price reaches targets ranging from $32.50 to $60.00.


NOTE D - SENIOR SUBORDINATED TERM LOAN

         In October 1996, the Company entered into a Standby Purchase Agreement (the "Standby Purchase Agreement") with Crescent Jewelers, a related party, and agreed that for an initial period of up to 18 months, following the date of the Standby Purchase Agreement, the Company would, upon Crescent's request, purchase up to $5 million of Crescent's 10% Convertible Senior Subordinated Notes due 2006 (the "10% Notes"). During the quarter, the Company purchased $5 million principal amount of the 10% Notes issued by Crescent pursuant to the Standby Purchase Agreement. This increased the Company's total notes receivable from Crescent to $25 million, including a $20 million senior secured convertible note.

NOTE E - SETTLEMENT OF LITIGATION

         During the quarter, a lawsuit filed by A.A. Friedman's Co. ("AAFCO") against the Company in October 1994 alleging service mark infringement, unfair competition and false advertising was settled. As a result, the Company acquired all the rights of AAFCO to the "Friedman's Jewelers" tradename and AAFCO will change its name on all of its stores to "Marks & Morgan" by no later than September 30, 1997. In connection with the tradename rights acquisition, the Company issued to AAFCO 250,000 shares of its Class A Common Stock on May 16, 1997. The shares were placed in escrow and will become vested incrementally as AAFCO changes the names of its store locations between May 16, 1997 and September 30, 1997. The Company also agreed that for each share placed in escrow the Company would pay AAFCO an amount by which the actual stock price at June 30, 1999 (the date of settlement for the escrow) is lower than the guaranteed stock price of $28.25 per share (guaranteed price). The Company has agreed to make certain advance payments to AAFCO to fund the guaranteed stock price of $28.25 per share until final settlement is made on June 30, 1999. The Company recorded an asset related to the tradename rights acquisition of approximately $7.1 million (guaranteed amount) with additions to paid in capital of $4.2 million (which represents the closing market price of the stock on the date of issue) and to other long term obligation of $2.9 million. The $2.9 million other long term obligation will be adjusted based on changes in the Company's stock price between the date of issuance, May 16, 1997, and the final settlement date, June 30, 1999. At June 30, 1999, any remaining amount of this obligation, if any, will be paid in cash by the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         Total revenues, comprised of net merchandise sales and finance charges and other revenues, increased 19.9% to $53.5 million for the three months ended June 30, 1997, from $44.6 million for the three months ended June 30, 1996. Net merchandise sales increased $7.0 million, or 18.1% for the three months ended June 30, 1997 compared to the same period in the prior year. Of the $7.0 million increase in net merchandise sales, $8.8 million of the increase was attributable to new stores offset by a $1.8 million, or 4.7% decrease in comparable store sales. The increases in total revenues and net merchandise sales during the three months ended June 30, 1997 were attributable to a 29.6% increase in the number of stores in operation to 359 stores at June 30, 1997 from 277 stores at June 30, 1996, offset by the decrease in comparable store sales. For the nine months ended June 30, 1997, total revenues increased 25.4% to $193.8 million from $154.6 million for the nine months ended June 30, 1996. Net merchandise sales increased approximately $34.5 million, or 25.1%, for the nine months ended June 30, 1997, compared to the same period in the prior year. Of the $34.5 million increase in net merchandise sales, $34.9 million of the increase was attributable to sales in new stores offset by a $0.4 million, or 0.3% decrease in comparable store sales. Increases in total revenues and net merchandise sales for the nine month period ended June 30, 1997 compared with the same period in the prior year were attributable to an increase of 82 net new stores during the period offset by the decrease in comparable store sales. Finance charges and other revenues increased 31.7% and 28.0% for the three month and nine month periods ended June 30, 1997, respectively, compared to the same periods in the prior year principally due to higher sales levels.

         Cost of goods sold, including occupancy, distribution and buying, for the three months ended June 30, 1997 was $24.2 million, or 52.8% of net merchandise sales, compared with $19.7 million or 50.7% of net merchandise sales for the same period in the prior year. This increase as a percent of net merchandise sales was the result of increases in both the merchandise cost of sales and occupancy costs compared to the same period in 1996. For the nine months ended June 30, 1997, cost of goods sold, including occupancy, distribution and buying, was $87.1 million, or 50.7% of net merchandise sales compared with $68.9 million, or 50.2% of net merchandise sales for the same period in the prior year. This increase as a percent of net merchandise sales was primarily the result of increased merchandise cost of sales compared to the same period in 1996.

         Selling, general and administrative expenses increased to $18.6 million for the three months ended June 30, 1997, from $14.6 million for the three months ended June 30, 1996. Selling, general and administrative expenses increased to 34.7% of total revenues for the three months ended June 30, 1997 from 32.7% of total revenues in the comparable period in the prior year. This increase was attributable primarily to increases in general expenses and advertising costs as a percentage of total revenues slightly offset by a decrease in payroll expenses as a percentage of total revenues. For the nine months ended June 30, 1997, selling, general and administrative expenses increased 28.8% to $57.1 million, from $44.3 million for the nine months ended June 30, 1996. Selling, general and administrative expenses increased to 29.5% of total revenues from 28.7% of total revenues in the comparable period in the prior year. This increase was attributable primarily to increases in advertising costs as a percentage of total revenues.

         The Company's long term incentive program consists of loans to certain executives, the repayment of which will be forgiven upon the attainment of specific stock price targets. For the quarter and nine months ended June 30, 1996, the second and third price targets were met ($25.00 and $27.50 per share, respectively), triggering compensation expense of $2.1 million. No such expense occurred in the comparable 1997 period.

         The provision for doubtful accounts increased 68.1% to $6.8 million for the three months ended June 30, 1997, from $4.1 million for the same period in the prior year. For the nine months ended June 30, 1997, the provision for doubtful accounts increased 49.6% to $18.8 million from $12.6 million during the same period in the prior year. The increase in the provision for doubtful accounts for the three and nine months ended June 30, 1997 was attributable to higher charge-offs as a percent of credit revenues, as well as increased credit revenues and accounts receivable during these periods due to the increase in the number of stores in operation.

         Depreciation and amortization expenses increased 29.0% to $1.1 million for the three months ended June 30, 1997 compared to $0.8 million for the three months ended June 30, 1996. For the nine months ended June 30, 1997, depreciation and amortization expenses increased 27.8% to $3.0 million compared with $2.4 million during the same period in the prior year. These increases were the result of increased capital expenditures associated with new and existing stores and additional amortization expense associated with the acquisition of all the rights of AAFCO to the "Friedman's Jewelers" tradename.

         Interest income for the three months ended June 30, 1997 totaled $174,000 compared to interest expense of $656,000 for the same period in the prior year. For the nine months ended June 30, 1997, interest income totaled $516,000 compared to interest expense of $2.4 million for the same period in the prior year. This change was due to the repayment of subordinated debt with the proceeds from the offering of 2.2 million shares of Class A Common Stock in June 1996, as well as interest earned on the Company's loan to Crescent Jewelers in October 1996. See "Liquidity and Capital Resources".

         As a result of the factors above, net income before extraordinary item, increased 12.6% to $1.9 million for the three months ended June 30, 1997 from $1.7 million for the same period in the prior year. Earnings per share for the third fiscal quarter was $0.13 per share on a significantly larger average share base compared to earnings per share of $0.13 per share excluding the extraordinary item for the comparable period in 1996. Weighted average shares outstanding increased 12.3% to 14,627,000 for the three months ended June 30, 1997 from 13,027,000 at the same period in the prior year. For the nine months ended June 30, 1997, net income excluding the extraordinary charge, increased 29.8% to $17.4 million from $13.4 million for the same period in the prior year. Earnings per share for the nine months ended June 30, 1997 increased 12.1% to $1.20 per share on a significantly larger average share base compared to earnings per share of $1.07 per share excluding the extraordinary item for the comparable period in 1996. Weighted average shares outstanding increased 15.6% to 14,477,000 at June 30, 1997 from 12,524,000 at June 30, 1996.

         Early repayment of the Company's 14.25% Senior Subordinated Debt during the quarter ended June 30, 1996 resulted in the payment of a make whole amount of $2.8 million which was recorded as an extraordinary item, net of applicable income taxes of $1.1 million. Given the effect of the extraordinary charge, earnings per share for the third fiscal quarter were $0.13 per share versus $0.00 per share in the comparable prior year period. For the nine months ended June 30, 1997, earnings per share were $1.20 per share versus $0.94 per share in the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         On October 16, 1996, the Company invested $20 million in Crescent Jewelers Inc. and its wholly owned subsidiary Crescent Jewelers (together "Crescent"), a privately-owned West-coast based specialty retailer of fine jewelry currently operating 126 stores. The investment is in the form of a $20 million convertible senior subordinated secured loan. The three-year loan is junior to Crescent's $50 million bank-provided credit facility, bears a similar rate of interest to such facility and is secured, after the credit facility, by all of Crescent's assets. The loan is convertible into a minority equity position. On June 12, 1997, the Company purchased $5 million principal amount of 10% senior subordinated convertible notes issued by Crescent pursuant to a previously entered into standby purchase commitment. This brings the Company's total aggregate investment in Crescent to $25 million.

         Until July 14, 1997, the Company maintained similar but distinct credit facility agreements with two banks, which in the aggregate totaled $55.0 million. Interest on both lines was payable quarterly at the prime lending rate less 0.4% or alternatively, at the bank's CD rate plus 1.95%, or LIBOR plus 1.25% per annum. Both agreements provided for certain financial covenants and were secured by inventory and accounts receivable. The total amounts outstanding under the lines were $20.4 million at June 30, 1997. On July 14, 1997, the Company completed a new $80.0 million, two year revolving credit facility maturing on April 30, 1999, with its existing banks and includes the addition of a third institution. The borrowing rate for the new credit facility is either the bank's offered rate plus 0.875% or at the Company's option, LIBOR plus 0.875%.

         On March 31, 1997, 8,475 shares of the Company's Class B Common Stock were converted into Class A Common Shares.

         The Company's long term incentive program consists of loans to certain executives, the repayment of which will be forgiven upon the attainment of specific stock price targets. To date, 50% of the principal amount of the loans has been forgiven. The remaining principal amount will be forgiven through 1999 if the stock price reaches targets ranging from $30.00 to $32.00, and thereafter through 2004 if the stock price reaches targets ranging from $32.50 to $60.00.

         On May 19, 1997, the Company acquired all the rights of A.A. Friedman's Co., Inc. of Augusta, Georgia ("AAFCO") to the "Friedman's Jewelers" tradename. The agreement provides that the Company pay AAFCO 250,000 shares of its Class A Common Stock and that AAFCO will realize a minimum of $7,062,500 upon the sale of such shares during or prior to June 1999. Prior to the sale of the shares, the Company has agreed to make cash advance payments to AAFCO over the next ten months through an escrow arrangement which would pre-fund the minimum sale proceeds.

                           Part II. Other Information



Item 1.  Legal Proceedings

         As previously reported, on October 19, 1994, A.A. Friedman's Co., Inc. ("AAFCO") filed suit against the Company, alleging, inter alai, that the Company's use in certain geographic areas of the service mark "Friedman's Jewelers," a mark also used by AAFCO in connection with retail jewelry stores, constitutes service mark infringement, unfair competition, and false advertising. A.A. Friedman's Co., Inc. v. Friedman's Inc., Civil Action File No. CV-194-154, United States District Court for the Southern District of Georgia, Augusta Division. On May 16, 1997, the Company and AAFCO entered into an agreement (the "Agreement") under which the Company acquired all the rights of AAFCO to the "Friedman's Jewelers" tradename. Pursuant to the Agreement, the Company and AAFCO filed a Stipulation of Dismissal with Prejudice on May 23, 1997. Under the Agreement, AAFCO will change its corporate name and the name of 110 stores from "Friedman's Jewelers" to "Marks & Morgan" by no later than September 30, 1997 and the Company may enter AAFCO locations as "Friedman's Jewelers" as early as January 1, 1998 with complete access to all locations by January 1, 1999. The Agreement provides that the Company will pay AAFCO 250,000 shares of its Class A Common Stock and that AAFCO will realize a minimum of $7,062,500 upon the sale of such shares during or prior to June 1999. Prior to the sale of the shares, the Company has agreed to make advance cash payments to AAFCO over the next ten months through an escrow arrangement which would pre-fund the minimum sale proceeds.


Item 6.  Exhibits and Reports on Form 8-K

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

4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation and Bylaws of the Registrant defining rights of holders of Class A and Class B Common Stock of the Registrant.

4.2      Form of Class A Common Stock certificate of the Registrant
         (incorporated by reference from Exhibit 4.2 to the Registrant's
         Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.1 Agreement by and between A.A. Friedman Co., Inc., and its Affiliates and the Company.

10.2     Note Purchase Agreement, dated as of June 12, 1997, by and among
         Crescent Jewelers, and each of the Purchasers named on Schedule I thereto (which includes the Company), relating to the issuance $8 million in aggregate principal amount of 10% Convertible Senior
         Subordinated Notes due October 15, 2006.

10.3     10% Convertible Senior Subordinated Note due October 15, 2006, dated
         June 12, 1997, made by Crescent Jewelers in favor of the Company in the original principal amount of $5 million.

10.4 Second Amended and Restated Loan Agreement, dated July 14, 1997, by and between First Union National Bank and the Company.

10.5 Second Amended and Restated Loan Agreement, dated July 14, 1997, by and between NationsBank, N.A. and the Company.

10.6     Loan Agreement, dated as July 14, 1997, by and between ABN AMRO Bank
         N.V. and the Company.

10.7     Second Amended and Restated Intercreditor and Security Agreement, dated
         July 14, 1997, among NationsBank, N.A. as collateral agent, First Union
         National Bank, NationsBank, N.A. ABN AMRO Bank N.V. and the Company.

10.8     Security Agreement, dated July 14, 1997, between the Company and ABN
         AMRO Bank N.V.

11       Statement RE: Computation of Per Share Earnings

27       Financial Data Schedule (for SEC use only)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 1997.




                              FRIEDMAN'S INC.

                          BY: /s/ Victor M. Suglia
                              -------------------------------------------------
                              Victor M. Suglia
                              Senior Vice President and Chief Financial Officer