Form 10-K
period 1997-09-30
FRIEDMANS INC
filed 1997-12-29
CIK 911004

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-K

                                   ---------

(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from      to
                                                     ----    ----

                         COMMISSION FILE NUMBER 0-22356

                                FRIEDMAN'S INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                    58-2058362
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

                      CLASS A COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----   ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") was $186,864,687 at December 15, 1997, based on the closing sale price of $14.3125 per share for the Class A Common Stock on such date on the Nasdaq National Market.

         The number of shares of the registrant's Class A Common Stock outstanding at December 15, 1997 was 13,116,037. The number of shares of the registrants Class B Common Stock outstanding at December 15, 1997 was 1,492,402.
                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on February 26, 1998 are incorporated by reference in Part III.
===============================================================================

                                FRIEDMAN'S INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

ITEM                                                                                      PAGE
NUMBER                                                                                    NUMBER
------                                                                                    ------
                                     PART I

1.       BUSINESS                                                                           1

2.       PROPERTIES                                                                         7

3.       LEGAL PROCEEDINGS                                                                  8

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                8

                                    PART II

5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS                                                                            9

6.       SELECTED FINANCIAL DATA                                                           11

7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                             12

7(A).    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                        20

8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                       20

9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                                              20

                                    PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                20

11.      EXECUTIVE COMPENSATION                                                            20

12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                    20

13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                    20

                                    PART IV

14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K                    21

SIGNATURES

EXHIBIT INDEX

                                    PART I.

ITEM 1.  BUSINESS.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Friedman's Inc. ("Friedman's" or the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance." All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

GENERAL

         Friedman's is a rapidly growing specialty retailer of fine jewelry operating 425 stores in 22 states as of the 1997 Christmas selling season, which are located primarily in the southern United States. The Company positions itself as "The Value Leader(R)" by offering competitive prices, a broad merchandise selection and a high level of customer service that appeals to its target customer of low to middle income consumers aged 18 to 45 years old. The Company's real estate expansion strategy focuses primarily on opening new stores in power strip centers in small cities and towns. Friedman's believes it has developed a distinctive franchise based on, among other things, its value orientation, loyal customer base and strong name recognition having served the southeast since 1925.

STORE LOCATIONS

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

         The following table sets forth the Company's store openings and closings for its last five full fiscal years:


                                                            FISCAL YEAR ENDED
                                                              SEPTEMBER 30,
                                            1997     1996     1995     1994     1993
                                            ----     ----     ----     ----     ----
      Number of Stores
         Beginning of Period ..........      301      215      141       85       55
         Opened .......................       90       90       77       56       33
         Closed .......................        7        4        3        0        3
                                            ----     ----     ----     ----     ----
         Total at Period End ..........      384      301      215      141       85
                                            ====     ====     ====     ====     ====
      Percentage growth over
         prior period end .............     27.6%    40.0%    52.5%    65.9%    54.5%


         It is the Company's policy, generally, to allow a new store two Christmas seasons to attain the profitability and sales goals set by the Company before considering closing a store.

         As of September 30, 1997, the Company operated 384 stores in 21 states. The following table provides information regarding the location and number of stores operated by the Company as of September 30, 1997, 1996, 1995, 1994 and 1993.



                                                            SEPTEMBER 30,
                                                            -------------
STATE                                     1997           1996          1995          1994            1993
-----                                     ----           ----          ----          ----            ----
Georgia....................                 61             58            53            43              32
North Carolina.............                 54             50            40            33              18
South Carolina.............                 38             34            29            28              21
Tennessee..................                 23             16            10             2               1
Texas......................                 22              8             1             0               0
Louisiana..................                 22             21            13             0               3
Virginia...................                 22             14             7             3               2
Florida....................                 21             19            19            15               7
Mississippi................                 21             21            19             7               0
Alabama....................                 18             17            11             7               0
Kentucky...................                 16             12             5             3               1
Arkansas...................                 13              8             4             0               0
Oklahoma...................                 13              6             0             0               0
Maryland...................                 11              1             0             0               0
Missouri...................                  9              6             1             0               0
Ohio.......................                  7              5             3             0               0
Indiana....................                  5              2             0             0               0
Illinois...................                  4              1             0             0               0
Delaware...................                  2              0             0             0               0
Iowa.......................                  1              1             0             0               0
West Virginia..............                  1              1             0             0               0
                                          ----           ----          ----          ----            ----

         Total.............                384            301           215           141              85
                                          ====           ====          ====          ====            ====

         For the 1997 Christmas selling season, the Company operated 425 stores of which 250 stores were in power strip centers and 175 stores were in regional malls.

CUSTOMER SERVICE

         Friedman's has been dedicated to providing quality customer service to its customer base, comprised primarily of low to middle income consumers in the 18 to 45 year-old age group, for approximately 70 years. Pursuant to Company guidelines, the Company features a flexible trade-in and 30-day return policy, a credit program for qualified purchasers, guaranteed trade-ins on all diamond merchandise and numerous customer appreciation events throughout each year. Pursuant to Company guidelines, "Store Partners" (a title that reflects the Company's philosophy that each store should be operated to the greatest extent possible as an independent business) are primarily responsible for cultivating and maintaining relationships with customers. Friedman's believes that in the highly competitive retail jewelry industry, customer satisfaction cannot be emphasized enough and further believes that its customer satisfaction program is important in order to continue to create and maintain successful relationships with its customers.

CREDIT OPERATIONS

         The Company's credit programs are an integral part of its business strategy. Opening a credit account allows Friedman's sales personnel to build relationships with customers that the Company believes engender customer loyalty and facilitate repeat purchases. To support this strategy, the Company has developed a standardized system for extending credit and collecting accounts receivable according to its strict credit disciplines. Credit applications can be processed at each store, which provides customers with access to convenient credit. The Company encourages its credit customers to make monthly payments in person at a store and the majority do so, generating additional store traffic and potential purchases. The Company also accepts major credit cards and accounts for credit card purchases as cash sales.

         Consistent with industry practice, Friedman's encourages the purchase of credit insurance products in connection with sales of merchandise on credit. The Company sells such products as an agent for a third-party insurance company and maintains a reinsurance contract with the insurance company ("Insurance Company").

         As of September 30, 1997, the Company had approximately 226,000 credit accounts with an average net principal balance per account of approximately $340.

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

         Collections. Collection of accounts is, to a large extent, managed at the store level. Accounts are processed five times each month in the Company's central office, with the first three past due notices being sent from the central office. An installment contract is considered delinquent if the customer is seven days past due, at which time the customer receives the first of three notices from the central office. When an account is 14 days past due, the customer incurs a late charge, which is generally the lesser of 5% of the amount due or $5.00. If a payment is not received within 21 days after the due date, a more forceful reminder is sent to the customer, which is the third and last notice sent from the central office. If a payment has not been received within 30 days after the due date, a report known as the delinquency report is generated at the central office and distributed to the appropriate store, and the store then takes over all collection activity. This collection activity consists of phone calls and further notices being sent seven days apart. When the Company deems it appropriate, legal action, such as pursuing remedies in small claims or other courts, may be approved by the supervisor.

         The Company's policy is to write-off in full any credit account receivable if no payments have been received for 120 days, and any other credit accounts receivable, regardless of payment history, if judged uncollectible (for example, in the event of fraud in the credit application or bankruptcy). Once the account has been written off, it is referred to an outside collection agency. The Company maintains an allowance for uncollectible accounts based in part on historical experience. In fiscal 1997, the allowance was maintained at 10.0% of the accounts receivable balance. The Company expects that any downturn in general economic conditions in the markets in which it operates would adversely affect its collection of outstanding credit accounts receivable.

         The following table presents certain information related to the Company's credit operations for the last five fiscal years:


                                                    FISCAL YEAR ENDED SEPTEMBER 30,
                                                    -------------------------------
                                                1997           1996          1995         1994          1993
                                                ----           ----          ----         ----          ----
                                                            (IN THOUSANDS)
Total revenues..................            $237,292       $192,177      $137,599    $  85,299     $  53,143
Revenues attributable to credit
         sales(1)...............             145,127        120,261        85,524       53,495        32,614
Accounts receivable(2)..........              85,361         70,277        50,044       32,283        19,561
Allowance for doubtful
    accounts as a percentage
    of accounts receivable......                10.0%          10.0%         10.0%        10.0%         10.1%
Net charge-offs as a percentage
    of credit sales revenue.....                14.8%          11.4%          8.8%         6.7%          4.9%


--------------------
(1) Revenues attributable to credit sales constitute merchandise and product warranties sold pursuant to Company's proprietary credit program as well as earned finance charges and credit insurance.
(2) Accounts receivable are stated net of unearned finance charges and credit insurance.

         The Company's policy is to review delinquency and net write-offs on a monthly basis and adjust the provision for doubtful accounts so that the accounts are stated at estimated net realizable value.

STORE MANAGEMENT

         Each of the Company's stores is operated under the direction of a Store Partner, a title which reflects the Company's philosophy that each store should be operated to the greatest extent possible as an independent business unit. Store Partners are responsible for management of all store-level operations including sales, credit extension and collection and payroll and personnel matters. Store Partners are assisted by a staff which includes an assistant manager, and two to five sales associates. The Company's manager trainees complete a manager training and development program, and are one of the principal sources for future Store Partners. Sales associates are provided with written manuals containing Company policies and procedures and other training materials and are also trained on-site by supervisory personnel. Twenty-Six "Senior Partners," each responsible for approximately 13 stores, and 13 "District Partners," each responsible for approximately 4 stores including their own, oversee the operations of the Company's stores and evaluate the performance of the Store Partners. Senior Partners report to 6 Regional Vice Presidents, each responsible for approximately 20 to 70 stores and two Division Presidents, each responsible for approximately 95 to 105 stores. Senior Partners, Regional Vice Presidents and Division Presidents interact on a daily basis with the Company's senior management to review individual store performance. The Company believes that its decentralized store management structure enables senior management as well as Senior Partners, Regional Vice Presidents and Division Presidents to maintain a focus on the Company's daily operating disciplines and the needs of the Company's target customers while allowing the Company to continue its expansion.

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

ADVERTISING AND PROMOTIONS

         Friedman's advertising seeks to position the Company as "The Value Leader(R)" in the specialty retail fine jewelry business in the markets that it serves. Frequent special promotions such as diamond remount events and clearance sales are designed to boost traffic through the Company's stores and generate an urgency for customers to make purchases. Store grand openings are an important aspect of the Company's overall advertising plan. The Company has formulated a unique "work the town" advertising effort around the grand opening and Store Partners personally invite key local residents and businesses to attend.

         The Company's principal advertising vehicles consist of direct mailings, promotions within stores, television and radio commercials, local and regional newspaper advertisements and advertising circulars. The Company believes the efficiency of its advertising activities is enhanced as store density continues to increase in the Company's major advertising markets.

MERCHANDISING

         Each Friedman's store offers a wide variety of affordable jewelry products, including diamonds, gemstones, rings, gold jewelry and chains, watches and other fine jewelry. The Company principally sells diamonds and gemstones, and for fiscal 1997, 1996 and 1995, these products represented approximately 66.7%, 64.6% and 64.4%, respectively, of the Company's net merchandise sales. Friedman's stores offer a broad range of diamonds up to one carat and occasionally place special orders for larger diamonds.

         The gold jewelry sold in the Company's stores are primarily 10 and 14 karat, and for fiscal 1997, 1996 and 1995, these products represented approximately 24.0%, 26.9% and 27.4% of the Company's net merchandise sales.

         Sales of wedding-related products accounted for approximately 30.7% and 29.6% of the Company's sales in fiscal 1997 and fiscal 1996, respectively. Although the Company's wide range of products and prices is designed to appeal to a broad customer base, its wedding-related and other products particularly attract young adults.

PURCHASING

         The Company does not manufacture its merchandise. The Company purchases complete diamond and other gemstone jewelry, watches and gold jewelry from vendors, in the United States and abroad. The Company also subcontracts with jewelry finishers to set loose gems into rings and jewelry, using styles selected by Friedman's. The Company maintains a quality control program, with all items being inspected upon receipt at the Company's offices after setting. The Company believes that it is not reliant upon any one supplier or subcontractor, in that it could replace without material difficulty any single supplier or subcontractor with a competing firm.

         The jewelry industry generally is affected by fluctuations in the prices of gold and diamonds and, to a lesser extent, other precious and semi-precious metals and stones. The Company does not maintain long-term inventories or otherwise hedge against fluctuations in the cost of diamonds and gold. A significant increase in prices or decrease in the availability of gold or diamonds could have a material adverse effect on the Company's business. The recent drop in gold prices has not had a significant impact on the Company's pricing and profitability. The supply and price of diamonds in the principal world markets are influenced by a single entity, the Central Selling Organization (the "CSO"), a marketing arm of DeBeers Consolidated Mines Ltd. of South Africa. The availability of diamonds to the CSO and the Company's suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, the Russian republics and Australia, and on the continuance of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds from the producing countries could adversely affect the Company and the retail jewelry industry as a whole.

SYSTEMS AND CONTROLS

         The Company's management information system utilizes an IBM AS/400-based system. The management information system uses customized software which was specifically designed for the retail jewelry industry. Utilizing the system, the Company can monitor sales, gross margin and inventory performance by location, merchandise category and individual item.

         The Company uses the management information system to closely monitor inventory levels, shifting inventory among stores when necessary, and identify slow moving inventory which the Company then disposes of through discount sales. The system also enables management to monitor the Company's credit operations. Supervisors and senior management can review and analyze credit activity by store, amount of sale, terms of sale or employees who approved the sale. The entire credit extension and collection process is automated and the system maintains all customer data to facilitate future credit transactions. Credit collections are simplified by the system which automatically prints reminder letters to customers with past due accounts.

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

COMPETITION

         The retail jewelry industry is highly competitive. Management believes that the primary elements of competition in the industry are breadth and depth of merchandise offered, pricing, quality of sales personnel, advertising, the ability to offer in-house credit, store location and reputation. The ability to compete effectively is also dependent on volume purchasing capability, regional market focus and credit control and information systems.

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

         The Company's mall stores compete with major national jewelry chains, such as Zale Corporation, which includes the Zale's and Gordon's operations, Sterling, Inc., which includes Kay Jewelers, Marks Bros. Jewelers, Inc. and Helzberg's Diamond Shops, Inc., regional jewelry chains, independent jewelers and major department stores.

Typically, one or more of these competitors are located in the same regional mall as the Company's mall stores, including jewelry kiosks such as Piercing Pagoda. In addition, recently some of the Company's competitors have established non-mall based stores in major metropolitan areas which offer a large selection of jewelry products. The Company also competes with catalog showrooms, discount stores, direct suppliers and home-shopping television programs, as well as credit card companies and other providers of consumer credit. Certain of the Company's competitors are substantially larger and have greater financial resources than the Company. The Company also believes that it competes for consumers' discretionary spending dollars with retailers that offer merchandise other than fine jewelry. The foregoing competitive conditions may adversely affect the Company's revenues, profitability and ability to expand.

TRADENAME

         The Company has been doing business under the "Friedman's Jewelers" tradename for approximately 70 years. The Company also uses the "Regency Jewelers" tradename in 27 locations as of September 30, 1997. The Company first began use of this tradename in 1979 when the Company opened a second retail jewelry store in the same mall, but decided it did not want to operate both stores under the same tradename and continued the use of the name where advantageous for advertising or marketing purposes. With the acquisition of all the rights of A. A. Friedman Co., Inc. of Augusta, Georgia ("AAFCO") to the Friedman's Jewelers tradename, the Company plans to change substantially all of the Regency Jewelers stores to Friedman's Jewelers stores.

EMPLOYEES

         As of September 30, 1997, the Company had 2,550 employees. None of the Company's employees are members of unions. The Company believes that its relations with its employees are good.

GOVERNMENT REGULATIONS

         The extension of credit to consumers is a highly regulated area of the Company's business. Numerous federal and state laws impose disclosure and other requirements upon the Company's origination, servicing and enforcement of credit accounts. These laws include the Federal Truth in Lending Act, Equal Credit Opportunity Act and Federal Trade Commission Act. State laws can impose limitations on the maximum amount of finance charges that may be charged by a credit provider, such as Friedman's, and also impose other restrictions on creditors (including restrictions on collection and enforcement) in consumer credit transactions. Friedman's periodically reviews its contracts and procedures for compliance with consumer credit laws with a view to making any changes therein required to comply with such laws. Failure on the part of the Company to comply with such laws could expose it to substantial penalties and claims for damages and, in certain circumstances, may require the Company to refund finance charges already paid, and to forego finance charges not yet paid under non-complying contracts. Management believes that the Company is in material compliance with such laws, and to date the Company has not experienced any penalties or losses associated with such laws.

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

         An affiliate owns the buildings in which the Company's headquarters and one store are located in Savannah, Georgia. The Company paid rent of approximately $92,000 to the affiliate in fiscal 1997 for use of the space it occupies in these buildings. The building in which the Company's headquarters is located contains approximately 19,000 square feet of office and administrative space. The lease on this building expires in May 1998, with one option to renew for an additional two-year term.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in certain legal actions arising in the ordinary course of business, but management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on Friedman's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 30, 1997.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

COMMON STOCK PRICE

         The Company has two classes of Common Stock -- Class A Common Stock and Class B Common Stock. The Company's Class A Common Stock is traded on the Nasdaq National Market (trading symbol "FRDM") and began trading publicly on October 14, 1993. There is no established public trading market for the Class B Common Stock. The following table sets forth the quarterly high and low last sale prices per share of the Class A Common Stock as reported by The Nasdaq Stock Market for the latest two full fiscal years.


                                                                                   HIGH              LOW
                                                                                   ----              ---
 FISCAL YEAR ENDED SEPTEMBER 30, 1997
 ------------------------------------
          First Quarter.................................................          $19.25            $13.25
          Second Quarter ...............................................          $17.88            $12.63
          Third Quarter ................................................          $23.00            $15.63
          Fourth Quarter ...............................................          $22.75            $15.00


                                                                                   HIGH              LOW
                                                                                   ----              ---
 FISCAL YEAR ENDED SEPTEMBER 30, 1996
 ------------------------------------
          First Quarter.................................................          $23.25            $18.88
          Second Quarter ...............................................          $20.00            $16.25
          Third Quarter.................................................          $29.38            $19.00
          Fourth Quarter ...............................................          $26.00            $18.50


HOLDERS

         As of December 15, 1997, there were 103 record holders of the Class A Common Stock and two record holders of the Class B Common Stock. The Company estimates that there are approximately 2,600 beneficial owners of the Class A Common Stock.

DIVIDEND POLICY

         The policy of the Company's Board of Directors is to retain earnings to provide funds for the operation and expansion of the Company's business and, therefore, the Board of Directors has not paid any cash dividends on the Class A Common Stock or the Class B Common Stock in the past and does not anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by the Board of Directors and will be based upon the earnings, capital requirements and operating and financial condition of the Company, among other factors, at the time any such dividends are considered. In addition, the Company's ability to pay dividends is restricted by its credit facilities, which prescribe certain income and asset tests that affect the amount of any dividend payments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 2 of Notes to Consolidated Financial Statements.

RECENT STOCK SALES

         Set forth below is information regarding all sales of securities by the Company during the fiscal year ended September 30, 1997 which were not registered under the Securities Act of 1933, as amended:

                  (a)      Securities Sold:  May 16, 1997, 250,000 shares of Class A Common Stock

                  (b)      Underwriters and other Purchasers:

                           Underwriters:    None.
                           Purchaser:       A.A. Friedman Co., Inc. ("AAFCO")

                  (c)      Consideration:  Shares issued as consideration for the Company's acquisition of all the rights of AAFCO to the Friedman's Jewelers tradename.

                  (d)      Exemption:  Section 4(6) of the Securities Act of 1933.

                  (e)      Terms of Conversion or Exercise:  None.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following statement of income and balance sheet data for fiscal years ended September 30, 1993 through September 30, 1997 were derived from the audited Consolidated Financial Statements of the Company. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.


                                                                        FISCAL YEAR ENDED SEPTEMBER 30,
                                              ---------------------------------------------------------------------------
                                                      1997             1996            1995           1994        1993(1)
                                                      ----             ----            ----           ----        -------
                                                   (Dollars in thousands except per share amounts)
STATEMENT OF INCOME DATA:

Net merchandise sales ......................  $   208,304      $    169,407    $    122,350    $    75,534    $    47,396
Finance charges and other ..................       28,988            22,770          15,249          9,765          5,747
                                              ------------     ------------    ------------    -----------    -----------
Total revenues .............................      237,292           192,177         137,599         85,299         53,143
Cost of goods sold, including occupancy,
 distribution and buying....................      106,778            86,068          61,840         37,373         23,426
Selling, general and administrative
 expenses...................................       72,949            59,871          46,338         27,739         17,791
Depreciation and amortization ..............        4,177             3,321           2,516          2,137          1,599
Provision for doubtful accounts ............       22,981            15,643           9,311          4,611          2,484
Interest (income) expense ..................         (665)            2,197           4,102          3,998          5,800
                                              -----------      ------------    ------------    -----------    -----------
Income before extraordinary item
 and income taxes(2)........................       31,072            25,077          13,492          9,441          2,043
Income tax expense .........................       11,805             9,548           3,065          3,586             --
                                             ------------      ------------    ------------    -----------    -----------
Income before extraordinary item ...........       19,267            15,529          10,427          5,855          2,043
Extraordinary item (net of taxes)(2)........           --            (1,696)             --             --             --
                                             ------------      ------------    ------------    -----------    -----------
Net income .................................       19,267      $     13,833    $     10,427    $     5,855    $     2,043
                                             ============      ============    ============    ===========    ===========
Net income  as reported ....................                                                                  $     2,043
Pro forma income tax provision(3) ..........                                                                          776
                                                                                                              -----------
Pro forma net income (4) ...................                                                                  $     1,267
                                                                                                              ===========
Earnings per share before extraordinary
 item(4).................................... $       1.33      $       1.19    $       0.97    $      0.63    $      0.23
Weighted average common shares
 outstanding................................   14,539,000        13,031,000      10,722,000      9,292,000      5,606,700

OTHER OPERATING DATA:

Number of stores (end of periods) ..........          384               301             215            141             85
Percentage increase in number of stores
 (end of periods)...........................         27.6%             40.0%           52.5%          65.9%          54.5%
Percentage increase (decrease) in comparable
 store sales(5).............................         (1.5%)             2.9%           13.3%           8.2%          10.0%




                                                                    SEPTEMBER 30,
                                          -----------------------------------------------------------------
                                              1997         1996         1995          1994         1993
                                              ----         ----         ----          ----         ----
   BALANCE SHEET DATA:

   Accounts receivable, net............     $76,825      $63,221      $45,020       $29,052      $17,585
   Inventories.........................      78,683       64,307       45,175        27,207       17,308
   Working capital.....................     126,460      122,241       77,779        43,708        9,272
   Total assets........................     223,351      175,614      121,738        67,119       43,548
   Long-term debt......................      19,397           --       22,369        34,624       37,083
   Stockholders' equity (deficit)......     171,548      147,354       74,963        19,121      (20,231)

                                                       (Footnotes on next page)

-----------------------------
(1) In May 1990, certain assets currently held by the Company were purchased from Friedman's Jewelers, Inc. and its affiliates ("FJI") by MS Jewelers Limited Partnership (the "Partnership"). The Company was incorporated in July 1993 and substantially all of the assets and liabilities of the Partnership were transferred to the Company in October 1993 in exchange for 5,606,700 shares of the Class B Common Stock of the Company.
(2) Extraordinary item in fiscal 1996 of $1,696,000 net of applicable income taxes reflects the payment of a make whole amount of $2,800,000 relating to the early repayment of the Company's 14.25% Senior Subordinated Debt.
(3) Pro forma income taxes reflect the Company's projected provision for income taxes for fiscal 1993 as if it had been a corporation for the entire period, without consideration of net operating loss carryforwards which would not be available to the corporation for periods subsequent to June 30, 1993.
(4) Earnings per share before extraordinary item for the year ended September 30, 1993 is computed on a pro forma basis based on the weighted average number of shares of Common Stock outstanding assuming substantially all of the assets and liabilities of the Partnership had been exchanged for 5,606,700 shares of Class B Common Stock on October 1, 1991. Additionally, pro forma taxes of $776,000 are subtracted from net income for fiscal 1993.
(5) A new store becomes a comparable store in the first full month following the anniversary of the opening of such store.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         As used herein, the terms "fiscal 1997," "fiscal 1996" and "fiscal 1995" refer to the Company's fiscal years ended September 30, 1997, 1996, and 1995, respectively.


RESULTS OF OPERATIONS

         The following table sets forth certain percentage relationships based on the Company's Consolidated Income Statements for the periods indicated.

                                                                       FISCAL YEAR ENDED SEPTEMBER 30,
                                                             ----------------------------------------------------
                                                                   1997             1996              1995
                                                               ------------     ------------        --------
         Net merchandise sales..............................        87.8%            88.2%             88.9%
         Finance charges and other..........................        12.2             11.8              11.1
                                                                   -----            -----             -----
         Total revenues.....................................       100.0            100.0             100.0
         Cost of goods sold including occupancy,
             distribution and buying (1)....................        51.3             50.8              50.5
         Selling, general and administrative expenses.......        30.7             31.2 (2)          33.7 (3)
         Depreciation and amortization......................         1.8              1.7               1.8
         Provision for doubtful accounts....................         9.7              8.1               6.8
         Interest (income) expense..........................        (0.3)             1.1               3.0
                                                                   -----            -----             -----
         Income before extraordinary item and income taxes..        13.1             13.0               9.8
         Income tax expense.................................         5.0              5.0               2.2
                                                                   -----            -----             -----
         Income before extraordinary item                            8.1              8.1               7.6
         Extraordinary item (net of taxes)..................       -----              (.9)            -----
         Net income.........................................         8.1%             7.2%              7.6%
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


FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     Total revenues increased 23.5% to $237.3 million in the fiscal year ended September 30, 1997, from $192.2 million in the fiscal year ended September 30, 1996. Net merchandise sales in fiscal 1997 increased 23.0%, or approximately $38.9 million, compared to fiscal 1996. Of the $38.9 million increase in net merchandise sales, $41.4 million, or 106.4% of the increase resulted from additional sales contributions from 83 net new stores opened during fiscal 1997, offset by a decrease of $2.5 million, or 1.5% in comparable store sales in fiscal 1997. Finance charges and other revenue increased 27.3% to $29.0 million in fiscal 1997 from $22.8 million in fiscal 1996 due to increased credit sales and increased accounts receivable, which are primary factors for determining finance charge revenues.

         Cost of goods sold, including occupancy, distribution and buying, increased 24.1% to $106.8 million, or 51.3% of net merchandise sales, for fiscal 1997 versus $86.1 million, or 50.8% of net merchandise sales, in fiscal 1996. The fiscal 1997 increase as a percentage of net merchandise sales is the result of higher store occupancy costs primarily due to the increase in new stores.

         Selling, general and administrative expenses increased 21.7% to $72.9 million for fiscal 1997 from $59.9 million in fiscal 1996. As a percentage of total revenues, these expenses decreased to 30.7% during fiscal 1997 from 31.2% in fiscal 1996. Selling, general and administrative expenses in fiscal 1996 include a $2.1 million charge related to the Company's long-term incentive program. Excluding this charge, selling, general and administrative expenses as a percentage of total revenues increased to 30.7% in fiscal 1997 from 30.1% in fiscal 1996. The fiscal 1997 increase as a percentage of total revenues is due primarily to reduced expense leverage associated with the reduction in comparable store sales and increased advertising and marketing expenses.

         The provision for doubtful accounts increased 46.9% to $23.0 million in fiscal 1997 from $15.6 million in fiscal 1996. The provision for doubtful accounts as a percentage of total revenues increased to 9.7% in fiscal 1997 from 8.1% in fiscal 1996. The increase in provision for doubtful accounts is due to an increase in the accounts receivable balance to $85.4 million at September 30, 1997 from $70.3 million at September 30, 1996 and increased charge-offs of uncollectible accounts as a percentage of accounts receivable during fiscal 1997 as compared to fiscal 1996. At September 30, 1997, delinquencies greater than 90 days on a recency basis represented 7.7% of total accounts receivable as compared to 9.0% at September 30, 1996.

         Depreciation and amortization expenses increased 25.8% to $4.2 million in fiscal 1997 from $3.3 million in fiscal 1996. Depreciation and amortization expense as a percentage of total revenues increased to 1.8% in fiscal 1997 from 1.7% in fiscal 1996. The increase in amortization is due to expenses associated with the acquisition of all the rights to the "Friedman's Jewelers" tradename and the increase in depreciation is due to capital expenditures and improvements to new and existing stores in operation.

         Interest income was $0.7 million in fiscal 1997 compared to interest expense of $2.2 million in fiscal 1996. As a percentage of total revenues, interest income was 0.3% in fiscal 1997 compared to interest expense of 1.1% in fiscal 1996. The fiscal 1997 change in interest is due primarily to interest earned on the Company's investments in Crescent Jewelers (See "Liquidity and Capital Resources"). The investments are in the form of a $20 million convertible senior subordinated secured loan and the purchase of a $5 million, 10% senior subordinated convertible note.

         Income tax expense increased 23.6% to $11.8 million in fiscal 1997 from $9.5 million in fiscal 1996. The Company's effective income tax rate decreased to 38.0% in fiscal 1997 from 38.1% in fiscal 1996.

         Increased sales volume, finance charges, other revenue, and interest income, offset by increases in cost of goods sold, selling, general and administrative expenses, provision for doubtful accounts and depreciation and amortization expense, combined to increase net income before extraordinary item by 24.1% to $19.3 million in fiscal 1997 compared to $15.5 million in fiscal 1996.

         Earnings per share before extraordinary item increased 11.8% to $1.33 in fiscal 1997 from $1.19 in fiscal 1996 on weighted average common shares and share equivalents of 14,539,000 and 13,031,000 respectively.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

         Total revenues increased 39.7% to $192.2 million in the fiscal year ended September 30, 1996, from $137.6 million in the fiscal year ended September 30, 1995. Net merchandise sales in fiscal 1996 increased 38.5%, or approximately $47.1 million, compared to fiscal 1995. Of the $47.1 million increase in net merchandise sales, $43.6 million, or 92.6% of the increase resulted from additional sales in fiscal 1996, contributions from 86 net new stores opened, and $3.5 million, or 7.4% of the increase, resulted from a 2.9% increase in comparable store sales. Finance charges and other revenue increased 49.3% to $22.8 million in fiscal 1996 from $15.2 million in fiscal 1995 due to increased credit sales and increased accounts receivable, which are the primary factors for determining finance charge revenues.

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

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1997, net cash used in the Company's operating activities was $341,000 compared to $14.7 million and $15.5 million during the comparable periods in 1996 and 1995. Although the Company experienced a significant increase in earnings in all three fiscal years, the Company continued to use cash in its operations. Cash used in operations was the result of the growth in accounts receivable and inventories, both principally from the net addition of 83 stores in fiscal 1997, 86 stores in fiscal 1996 and 74 stores in fiscal 1995. Cash used in operations was also affected by increases in accounts payable in each of the three years, respectively. To the extent that the Company continues to expand rapidly, it will continue to experience significant increases in credit sales and related increases in customer accounts as well as increases in inventories and accounts payable which will likely result in a use of cash from operations.

         Investing activities used cash of $34.9 million, $9.8 million and $9.6 million in fiscal 1997, 1996 and 1995, respectively. During fiscal 1997, the Company invested $25 million in Crescent Jewelers Inc., and its wholly owned subsidiary Crescent Jewelers (together 'Crescent'), a privately-owned West-coast based specialty retailer of fine jewelry currently operating 130 stores. The investment is in the form of a $20 million convertible senior subordinated secured loan. The three-year loan is junior to Crescent's $50 million bank-provided credit facility, bears a similar rate of interest to such facility and is secured, after the credit facility, by all of Crescent's assets. The loan is convertible into a minority equity position. Additionally, during fiscal 1997, the Company purchased $5 million principal amount of 10% senior subordinated convertible notes issued by Crescent pursuant to a previously entered into standby purchase commitment.

In addition to the above, the Company added 83 net new stores in fiscal 1997 of which, capital spending approximated $9.9 million. Capital spending in fiscal 1996 and 1995 was primarily for the net addition of 86 stores and 74 stores, respectively.

         Financing activities provided $16.1 million in fiscal 1997, $36.2 million in fiscal 1996 and $33.2 million in fiscal 1995. During fiscal 1997, the Company had bank borrowings of $19.4 million and at September 30, 1997, had $60.6 million available under its $80.0 million revolving credit facility. During fiscal 1996 and 1995, net cash provided by financing activities resulted from net proceeds of $58.0 million and $44.8 million from the Company's public equity offerings in June 1996 and May 1995, respectively. The net proceeds from these offerings were used, in part, to repay $22.4 million in subordinated debt and $10.5 million in bank debt during fiscal 1996, and $32.3 million in bank debt in fiscal 1995. On May 19, 1997, the Company acquired all the rights of A.A. Friedman Co., Inc. of Augusta, Georgia ("AAFCO") to the 'Friedman's Jewelers' tradename. The agreement provides that the Company pay AAFCO 250,000 shares of its Class A Common Stock and that AAFCO will realize a minimum of $7,062,500 upon the sale of such shares during or prior to June 1999. Prior to the sale of the shares, the Company has agreed to make cash advance payments to AAFCO through an escrow arrangement which would pre-fund the minimum sale proceeds. During fiscal 1997, the Company advanced $4.0 million in accordance with the agreement.

         On July 14, 1997, the Company completed a new $80.0 million, two year revolving credit facility maturing on April 30, 1999, with its existing banks and includes the addition of a third institution. The borrowing rate for the new credit facility is either the bank's offered rate plus 0.875% or at the Company's option, LIBOR plus 0.875%. The new facility contains certain financial covenants and is secured by inventory and accounts receivable. At September 30, 1997, $19.8 million was outstanding under the lines, with interest payable ranging from 6.51% to 6.93%. Management believes that the Company's line of credit will be sufficient to fund the Company's working capital requirements through fiscal 1998.

         The Company expects to have between 460 and 510 stores in operation for the 1998 Christmas season. The capital required to fund this expansion, principally to finance inventory, fixtures and leasehold improvements, is estimated to be between $7.0 million and $12.0 million and is intended to be provided by the Company's line of credit.

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

NEW ACCOUNTING STANDARDS

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (EPS) (SFAS No. 128), which simplifies the calculation of EPS by excluding common stock equivalents from the calculation of basic EPS. The new EPS rules are effective for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS No. 128 in the First Quarter of 1998 as early adoption is not permitted. Management does not expect the impact of adopting SFAS NO. 128 to be material.

                      FACTORS AFFECTING FUTURE PERFORMANCE

         Expansion Program. The success of the Company's growth strategy will depend on its ability to expand its operations through the opening of new stores in existing and new markets and to operate these stores on a profitable basis. The Company opened approximately 100 stores from December 1996 through December 1997 and intends to continue to expand its store base rapidly. Accomplishing the Company's expansion goals will depend on a number of factors, including general economic conditions and the Company's ability to identify and secure suitable locations on acceptable terms, open new stores in a timely manner, hire and train additional store personnel and integrate new stores into its operations. The Company anticipates that there will be significant competition among specialty retailers for desirable store sites. Accordingly, there can be no assurance that the Company will be able to open and operate new stores on a timely and profitable basis. If the Company expands more rapidly than its current plans anticipate or if the Company fails to generate sufficient cash flow, the Company may require additional capital in order to finance such expansion. The Company is also likely to require additional capital to finance its expansion after 1998. Furthermore, the Company will need to continually evaluate the adequacy of its management information and distribution systems to manage its planned expansion. There can be no assurance that the Company will anticipate all of the changing demands that its expanding operations will impose on such systems and the failure to adapt its systems and procedures could have a material adverse effect on the Company's business. In addition, as the Company enters new markets or expands its presence in certain markets, the Company may experience initial uncertainty in its credit portfolio as the Company evaluates the credit characteristics of the new customer base. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         Competition. The retail jewelry business is highly competitive. The Company competes with national and regional jewelry chains, department stores, kiosks, local independently owned jewelry stores and chains, catalog showrooms, discounters, direct mail suppliers and televised home shopping networks, credit card companies and other providers of consumer credit. Certain of the Company's competitors are substantially larger and have greater financial resources than the Company. The Company also believes that it competes for consumers' discretionary spending dollars with retailers that offer merchandise other than fine jewelry. The foregoing competitive conditions may adversely affect the Company's revenues, profitability and ability to expand. See "Business -Competition."

         Sensitivity to General Economic Conditions. Jewelry purchases are discretionary for customers. As a result, sales of merchandise such as that offered by the Company are likely to be particularly affected by adverse trends in the general economy. Sales of jewelry products may also be affected adversely by negative developments in local economic conditions such as plant closings, industry slowdown and government employment cutbacks.

         In addition, because a majority of the Company's sales are made on credit, any downturn in general economic conditions or increases in interest rates may have a material adverse effect on the Company's revenues and profitability. Furthermore, the Company expects that any downturn in general or local economic conditions in the markets in which it operates would adversely affect its collection of outstanding credit accounts receivable. The Company maintains an allowance for uncollectible accounts based on historical experience. At September 30, 1997, the Company's allowance for uncollectible accounts was 10.0% of accounts receivable, and net charge-offs as a percentage of credit revenues increased to 14.8% for fiscal 1997 from 11.4% for fiscal 1996. See "Selected Financial and Operating Data" and "Business -- Credit Operations."

         Seasonality. The Company's business is highly seasonal. Historically, the Company's first fiscal quarter (ending December 31) has accounted for significant percentages of the Company's annual net sales and net income. Any substantial decrease in first fiscal quarter sales could have a material adverse effect on the Company's profitability for the entirety of such fiscal year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Seasonality."

         Dependence on Key Personnel. The Company is substantially dependent on the continued services of its executive officers, including Bradley J. Stinn, Chairman of the Board of Directors and Chief Executive Officer, and Robert S. Morris, President and Chief Operating Officer. Mr. Stinn is also Chairman of the Board of Directors and Chief Executive Officer of Crescent Jewelers Inc. ("Crescent Jewelers"), a retail jewelry chain which is an affiliate of the Company. Should Mr. Stinn, Mr. Morris or any of the Company's other executive officers not continue as an officer of the Company, the Company's prospects might be adversely affected. The Company does not have and is not contemplating obtaining key-man life insurance for any executive officer of the Company.

         Incentive Compensation Program. In October 1994, when the price of the Class A Common Stock was approximately $16.38 per share, Mr. Stinn and Sterling
B. Brinkley, Chairman of the Executive Committee of the Board of Directors, were each advanced $1.5 million, the repayment of which will be forgiven upon the attainment of specific targets for the price of the Company's Class A Common Stock. Upon forgiveness of principal and interest, the Company will incur compensation expense as of the date of the respective forgiveness. The first stock price target ($22.50 per share) was attained in July 1995 and compensation expense totaling $900,000, which represents forgiveness of principal and related income tax costs, was charged to operations during that period. The second stock price target ($25.00 per share) and the third stock price target ($27.50 per share) were attained in April 1996 and May 1996, respectively, and compensation expense totaling $2.1 million was charged to operations in the quarter ending June 30, 1996. If additional stock price targets are achieved, the Company will incur up to an additional $3.0 million of compensation expense as a result of the forgiveness of these advances. The incurrence of such amounts of compensation expense will negatively impact the earnings per share of the Class A Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Fluctuations in Comparable Store Sales Results. A variety of factors affect the Company's comparable store sales results including, among others, economic conditions, the retail sales environment and the Company's ability to execute its business strategy efficiently. The Company experienced a 1.5% decrease in comparable store sales in fiscal 1997. The Company expects comparable store sales to be flat to slightly lower in the future and there can be no assurance that the Company will achieve comparable store sales gains in any period. Variations in the Company's comparable store sales results could cause the price of the Class A Common Stock to fluctuate substantially. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Merchandise Supply. The Company does not manufacture its own merchandise. The jewelry industry generally is affected by fluctuations in the prices of gold and diamonds and, to a lesser extent, other precious and semi-precious metals and stones. The Company does not maintain long-term inventories or otherwise hedge against fluctuations in the cost of diamonds or gold. A significant increase in prices or decrease in the availability of gold or diamonds could have a material adverse effect on the Company's business. The supply and price of diamonds in the principal world markets are significantly influenced by a single entity, the Central Selling Organization (the "CSO"), a marketing arm of DeBeers Consolidated Mines Ltd. of South Africa. The CSO has traditionally controlled the marketing of a substantial majority of the world's supply of diamonds and sells rough diamonds to worldwide diamond cutters from its London office in quantities and at prices determined in its sole discretion. The availability of diamonds to the CSO and the Company's suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, the Russian republics and Australia, and on the continuation of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds from the producing countries could adversely affect the Company and the retail jewelry industry as a whole. See "Business -- Purchasing."

         Control of Company. Mr. Phillip E. Cohen owns 100% of the issued and outstanding stock of MS Jewelers Corporation ("MS Jewelers"), a Delaware corporation, which is the sole general partner of MS Jewelers Limited Partnership (the "Partnership"). The Partnership owns 100% of the Class B Common Stock of the Company. Through MS Jewelers, Mr. Cohen alone controls virtually all of the decisions made with respect to the Partnership, including the disposition and voting of the Class B Common Stock held by the Partnership. As a result of his control of the Class B Common Stock, Mr. Cohen can, without the concurrence of the remaining stockholders of the Company, elect 75% of the directors of the Company and control the outcome of votes by the Company's stockholders on major corporate transactions, including mergers, sales of substantial assets and going-private transactions. Mr. Cohen could also, subject to certain limitations, unilaterally transfer such voting power to a third party by transferring such shares of Class B Common Stock or the stock of MS Jewelers. There also is no prohibition or limitation on Mr. Cohen's ownership of Class A Common Stock. If all of the outstanding shares of Class B Common Stock were converted into shares of Class A Common Stock, the Partnership would own approximately 10.2% of the Class A Common Stock. Mr. Cohen also owns 100% of Morgan Schiff & Co., Inc. ("Morgan Schiff"). Morgan Schiff has acted, and continues to act, as financial advisor to the Company for which it has received and continues to receive significant fees of a minimum of $400,000 per year on a non-accountable basis.

         Limited Voting Rights of Class A Common Stock. Holders of the Class A Common Stock, voting as a class, have the right to elect a minimum of 25% of the Company's Board of Directors (rounding the number of directors to the next highest whole number if the application of such percentage does not result in a whole number), currently two of six. Other than the right to elect directors, unless all of the shares of Class B Common Stock are converted into Class A Common Stock and except as may be required by the laws of the State of Delaware, holders of Class A Common Stock have no voting rights. The Partnership owns 100% of the outstanding shares of the Company's Class B Common Stock. Consequently, the Partnership controls the outcome of substantially all matters submitted to a vote of the stockholders.

         The disproportionate voting rights between the Class A Common Stock and the Class B Common Stock could have an adverse effect on the market price of the Class A Common Stock. Such disproportionate voting rights may make the Company a less attractive target for a takeover than it otherwise might be, or render more difficult or discourage a merger proposal, a tender offer or a proxy contest, even if such actions were favored by holders of the Company's Class A Common Stock. Such disproportionate voting rights may also deprive holders of Class A Common Stock of an opportunity to sell their shares at a premium over then prevailing market prices for the Class A Common Stock. In addition, holders of Class B Common Stock may be able to transfer voting control to a third party at a premium without obtaining such premium for holders of Class A Common Stock.

         Government Regulation. The extension of credit by the Company, as well as its sale of insurance products, is highly regulated by Federal and state authorities. A failure on the part of the Company to comply with such regulations would expose it to potentially substantial penalties. In addition, any restrictive change in such regulation, including the imposition of interest rate ceilings or restrictions on the sale of insurance products by the Company, could have a material adverse effect on the Company.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information under the captions "Election of Directors -- General," "Election of Directors -- Certain Information Concerning Nominees," "Election of Directors -- Executive Officers of the Company" and "Other Matters -Filings Under Section 16(a)" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on February 26, 1998 (the "1998 Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information under the captions "Election of Directors Compensation of Directors" and "Election of Directors - Executive Compensation" in the Company's 1998 Proxy Statement is incorporated herein by reference. In no event shall the information contained in the 1998 Proxy Statement under the captions "Election of Directors -- Executive Compensation -- Compensation Committee Report on Executive Compensation" and "Stockholder Return Comparison" be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "Election of Directors -- Stock Ownership" in the Company's 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Election of Directors -- Executive Compensation -Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's 1998 Proxy Statement is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      1.  CONSOLIDATED FINANCIAL STATEMENTS

         The following consolidated financial statements of Friedman's Inc., incorporated by reference into Item 8, are attached hereto:


Consolidated Income Statements for the Years Ended September 30, 1997, 1996 and 1995

Consolidated Balance Sheets at September 30, 1997 and 1996

Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1997, 1996 and 1995

Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995

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

         3.  EXHIBITS

         The exhibits indicated below are either included or incorporated by reference herein, as indicated. Copies of such exhibits will be furnished to any requesting stockholder of the Company upon request to Mr. Victor M. Suglia, Secretary, Friedman's Inc., 4 West State Street, Savannah, Georgia 31401. There is a charge of $.50 per page to cover expenses for copying and mailing.

EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
-------                          -------------------
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

10.2.1 Addendum to Lease between Friedman's Jewelers, Inc., Lessor and Friedman's Inc. dated August 17, 1995. (incorporated by reference from Exhibit 10.5.1 to the Registrant's Annual
                  Report on Form 10-K for the Year Ended September 30, 1997.

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

10.5.1 Amended and Restated Loan Agreement, dated December 14, 1995, by and between NationsBank of Georgia, N.A. and Friedman's
                  Inc. (incorporated by reference from Exhibit 10.9.1 to the Registrant's Annual Report on Form 10-K for the Year Ended
                  September 30, 1995).

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

10.7.1 Amended and Restated Loan Agreement, dated December 14, 1995, by and between First Union National Bank and Friedman's Inc.
                  (incorporated by reference from Exhibit 10.11.1 to the Registrant's Annual Report on Form 10-K for the Year Ended
                  September 30, 1995).

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

10.17             Agreement and Understanding, dated December 14, 1994, between
                  Friedman's, Inc. and Morgan Schiff & Co., Inc. regarding financial advisory services (incorporated by reference from Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.18 Loan and Security Agreement, dated as of October 15, 1996, by and between Friedman's Inc. and Crescent Jewelers
                  (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-22356) originally filed on October 28, 1996).

10.18.1           Amendment dated June 30, 1997, to that certain Loan and
                  Security Agreement, dated as of October 15, 1996, by and between Friedman's, Inc. and Crescent Jewelers.

10.19 Promissory Note dated, as of October 15, 1996, in the original principal amount of $20,000,000 executed by Crescent
                  Jewelers in favor of Friedman's, Inc. (incorporated by reference from Exhibit 10.2 to the Registrant's Current
                  Report on Form 8-K (File No. 000-22356) originally filed on
                  October 28, 1996).

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

10.24             Agreement by and between A.A. Friedman Co., Inc., and its
                  Affiliates and the Company (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form
                  10-Q for the Quarter Ended June 30, 1997 (File No. 000-22356) originally filed on August 14, 1997).

10.25 Note Purchase Agreement, dated as of June 12, 1997, by and among Crescent Jewelers and each of the Purchasers named on
                  Schedule I thereto (which includes the Company), relating to the issuance $8 million in aggregate principal amount of 10%
                  Convertible Senior Subordinated Notes due October 15, 2006
                  (incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended June 30, 1997 (File No. 000-22356) originally filed on
                  August 14, 1997).

10.25.1           First Amendment dated June 30, 1997 to that certain Note
                  Purchase Agreement, dated as of June 30, 1997, by and between Crescent Jewelers and the Company, relating to the issuance of $8,000,000, in aggregate principal amount of the Company's 10%
                  Convertible Senior Subordinated Notes due October 15, 2006.

10.26             10% Convertible Senior Subordinated Note due October 15,
                  2006, dated June 12, 1997, made by Crescent Jewelers in favor of the Company in the original principal amount of $5 million.(incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended June 30, 1997 (File No. 000-22356) originally filed on
                  August 14, 1997).

10.27             Second Amended and Restated Loan Agreement, dated July 14,
                  1997, by and between First Union National Bank and the Company (incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended June 30, 1997 (File No. 000-22356) originally filed on
                  August 14, 1997).

10.28             Second Amended and Restated Loan Agreement, dated July 14,
                  1997, by and between NationsBank, N.A. and the Company
                  (incorporated by reference from Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended June 30, 1997 (File No. 000-22356) originally filed on
                  August 14, 1997).

10.29             Loan Agreement, dated as of July 14, 1997, by and between ABN
                  AMRO Bank N.V. and the Company (incorporated by reference from Exhibit 10.6 to the Registrant's Quarterly Report on
                  Form 10-Q for the Quarter Ended June 30, 1997 (File No.
                  000-22356) originally filed on August 14, 1997).

10.30             Second Amendment and Restated Intercreditor and Security
                  Agreement, dated July 14, 1997, among NationsBank, N.A. as collateral agent, First Union National Bank, NationsBank,
                  N.A. ABN AMRO Bank N.V. and the Company (incorporated by reference from Exhibit 10.7 to the Registrant's Quarterly
                  Report on Form 10-Q for the Quarter Ended June 30, 1997 (File
                  No. 000-22356) originally filed on August 14, 1997).

10.31 Security Agreement, dated July 14, 1997, between the Company and ABN AMRO Bank N.V (incorporated by reference from Exhibit
                  10.8 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997 (File No. 000-22356) originally filed on August 14, 1997).

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.32 Friedman's Inc. 1993 Stock Option Plan (incorporated by reference from Exhibit 4(c) to the Registrant's Registration
                  Statement on Form S-8 (File No. 33-85216) dated October 17,
                  1994).

10.33 Form of Indemnity Agreement executed by the Registrant and each of Sterling B. Brinkley, Bradley J. Stinn, Robert S.
                  Morris, John Smirnoff, Robert W. Cruickshank and Mark C.
                  Pickup (incorporated by reference from Exhibit 10.44 to the Registrant's Registration Statement on Form S-1 (File No.
                  33-67662), and amendments thereto, originally filed on August
                  19, 1993).

10.34             Friedman's Inc. 1994 Stock Option Plan for Outside Directors
                  (incorporated by reference from Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.35             Friedman's Inc. 1994 Qualified Employee Stock Purchase Plan
                  (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No.
                  33-78820) dated May 11, 1994).

10.35.1           Amendment Number One to the Friedman's Inc. 1994 Qualified
                  Employee Stock Purchase Plan (incorporated by reference from
                  Exhibit 10.28.1 to the Registrants Annual Report on Form 10-K for FY 1996).

10.36             Loan Agreement, dated November 17, 1994, between Friedman's
                  Inc. and Sterling B. Brinkley (incorporated by reference from
                  Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.36.1           Amendment to Loan Agreement and Promissory Note between
                  Friedman's Inc. and Sterling B. Brinkley dated February 2,
                  1995 (incorporated by reference from Exhibit 10.39.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended June 30, 1995).

10.37             Loan Agreement, dated November 17, 1994, between Friedman's
                  Inc. and Bradley J. Stinn (incorporated by reference from
                  Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

                                    - 26 -

10.37.1           Amendment to Loan Agreement and Promissory Note between
                  Friedman's Inc. and Bradley J. Stinn dated February 2, 1995
                  (incorporated by reference from Exhibit 10.40.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended June 30, 1995).

10.38 Friedman's Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 4(d) to the Registrant's Registration
                  Statement on Form S-8 (File No. 33-95584) originally filed on
                  August 11, 1995).

10.39 Friedman's Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 4(d) to Registrant's Registration
                  Statement on Form S-8 (File No. 333-06221) originally filed on June 18, 1996).

10.40 Friedman's Inc. 1996 Stock Option Plan (incorporated by reference from Exhibit 4(c) to Registrant's Registration
                  Statement on Form S-8 (file No. 333-23757) originally filed on March 21, 1997).

11                Statement Re: Computation of Per Share Earnings

21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to the Registrant's Annual Report on Form
                  10-K for its fiscal year 1995.)

23                Consent of Ernst & Young LLP

27                Financial Data Schedule


(B)      REPORTS ON FORM 8-K

         The Registrant filed no Current Reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1997.

(C)      SEE ITEM 14(A)(3) ABOVE.

(D)      SEE ITEM 14(A)(2) ABOVE.

                           ANNUAL REPORT ON FORM 10-K

                             ITEM 14 (A) 1. AND 2.

             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                                Friedman's Inc.

                   Index to Consolidated Financial Statements

Consolidated Income Statements for the Years Ended
   September 30, 1997, 1996 and 1995............................................................................F-1
Consolidated Balance Sheets at September 30, 1997 and 1996......................................................F-2
Consolidated Statements of Stockholders' Equity for the Years Ended
   September 30, 1997, 1996 and 1995............................................................................F-3
Consolidated Statements of Cash Flows for the Years Ended
   September 30, 1997, 1996 and 1995............................................................................F-4
Notes to Consolidated Financial Statements......................................................................F-5
Report of Independent Certified Public Accountants..............................................................F-18

FINANCIAL STATEMENT SCHEDULE

Schedule II     --   Valuation and Qualifying Accounts..........................................................F-19





     All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the financial statements.

                                Friedman's Inc.

                         Consolidated Income Statements

                                                                   YEARS ENDED SEPTEMBER 30,
                                                      ------------------------------------------------
                                                         1997               1996                1995
                                                      ---------           ---------           --------
                                                        (Amounts in thousands except per share data)

Revenues:
   Net merchandise sales                              $ 208,304           $ 169,407           $122,350
   Finance charges and other                             28,988              22,770             15,249
                                                      ---------           ---------           --------
         Total revenues                                 237,292             192,177            137,599

Costs and Expenses:
   Cost of goods sold, including occupancy,
     distribution and buying                            106,778              86,068             61,840
                                                                                               106,778
   Selling, general and administrative                   72,949              59,871             46,338
   Provision for doubtful accounts                       22,981              15,643              9,311
   Depreciation and amortization                          4,177               3,321              2,516
                                                      ---------           ---------           --------
Income from operations                                   30,407              27,274             17,594
   Interest income from related party                    (1,817)                 --                 --
   Interest expense                                       1,152               2,197              4,102
                                                      ---------           ---------           --------

Income before extraordinary item and
       income taxes                                      31,072              25,077             13,492

Income tax expense                                       11,805               9,548              3,065
                                                      ---------           ---------           --------
Income before extraordinary item                         19,267              15,529             10,427

Extraordinary item (net of tax)                              --              (1,696)                --
                                                      ---------           ---------           --------
Net income                                            $  19,267           $  13,833           $ 10,427
                                                      =========           =========           ========

Earnings per share before extraordinary item          $    1.33           $    1.19           $   0.97
Extraordinary item per share (net of tax)                    --               (0.13)                --
                                                      ---------           ---------           --------
Net earnings per share                                $    1.33           $    1.06           $   0.97
                                                      =========           =========           ========
Weighted average common shares outstanding               14,539              13,031             10,722
                                                      =========           =========           ========



                            See accompanying notes.

                                Friedman's Inc.

                          Consolidated Balance Sheets

                                                                                          SEPTEMBER 30,
                                                                                     1997                 1996
                                                                                --------------        ------------
                                                                                    (Amounts in thousands except
                                                                                      share and per share data)
ASSETS
Current Assets:
   Cash and cash equivalents                                                      $        776        $     19,962
   Accounts receivable, net of allowance for doubtful accounts
     of $8,536 in 1997 and $7,056 in 1996                                               76,825              63,221
   Inventories                                                                          78,683              64,307
   Other current assets                                                                  2,582               3,011
                                                                                  ------------        ------------
         Total current assets                                                          158,866             150,501

Equipment and improvements, net                                                         29,380              23,481
Notes receivable from related party                                                     25,000                   -
Tradename rights, net                                                                    6,906                   -
Other receivable, net (see Note 4)                                                       1,187                   -
Other assets                                                                             2,012               1,632
                                                                                  ------------        ------------
         Total assets                                                             $    223,351        $    175,614
                                                                                  ============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                               $     26,349        $     21,052
   Accrued and other liabilities                                                         6,057               7,208
                                                                                  ------------        ------------
         Total current liabilities                                                      32,406              28,260

Long-term Liabilities:
   Long-term debt                                                                       19,397                   -

Stockholders' Equity:
   Preferred stock, par value $.01, 10,000,000 shares authorized
     and none issued                                                                         -                   -
   Class A common stock, par value $.01, 25,000,000 shares authorized,
     13,107,343 shares issued and outstanding                                              131                 125
   Class B common stock, par value $.01, 7,000,000 shares authorized,
     1,492,401 shares issued and outstanding                                                15                  18
   Additional paid-in capital                                                          122,020             117,096
   Retained earnings                                                                    49,382              30,115
                                                                                  ------------        ------------
         Total stockholders' equity                                                    171,548             147,354
                                                                                  ------------        ------------
         Total liabilities and stockholders' equity                               $    223,351        $    175,614
                                                                                  ============        ============


                            See accompanying notes.

                                Friedman's Inc.
                Consolidated Statements of Stockholders' Equity
                             (Dollars In Thousands)

                                           Class A Common Stock    Class B Common Stock
                                           --------------------    --------------------      Additional      Retained
                                           Shares     Amount      Shares        Amount     Paid-in Capital   Earnings      Total
                                        -------------------------------------------------------------------------------------------
Balance at September 30, 1994             3,805,019     $  38     5,606,700       $56        $  13,172       $  5,855   $  19,121

Public offering of Class A common
  stock and conversion of Class A
  common warrants                         2,600,000        26             -         -           44,811              -      44,837
Issuance of Class A common stock
  pursuant to the Employee Stock
  Purchase Plan                              31,854         1             -         -              510              -         511
Conversion of Class B common stock
  into Class A common stock by an
  Affiliate                                 629,323         6      (629,323)       (6)               -              -           -
Employee stock options exercised              6,720         -             -         -               67              -          67
Net income                                        -         -             -         -                -         10,427      10,427
                                        -----------------------------------------------------------------------------------------
Balance at September 30, 1995             7,072,916        71     4,977,377        50           58,560         16,282      74,963

Public offering of Class A common
  stock and conversion of Class A
  common warrants                         2,200,000        22             -         -           57,932              -      57,954
Issuance of Class A common stock
  pursuant to the Employee Stock
  Purchase Plan                              24,009         -             -         -              420              -         420
Conversion of Class B common stock
  into Class A common stock by an
  Affiliate                               3,203,795        32    (3,203,795)      (32)               -              -           -
Employee stock options exercised             16,840         -             -         -              184              -         184
Net income                                        -         -             -         -                -         13,833      13,833
                                        -----------------------------------------------------------------------------------------
Balance at September 30, 1996            12,517,560       125     1,773,582        18          117,096         30,115     147,354

Issuance of Class A common stock
  pursuant to tradename acquisition
  agreement                                 250,000         3             -         -            4,247              -       4,250
Issuance of Class A common stock
  pursuant to the Employee Stock
  Purchase Plan                              20,580         -             -         -              265              -         265
Conversion of Class B common stock
  into Class A common stock by an
  Affiliate                                 281,181         3      (281,181)       (3)               -              -           -
Employee stock options exercised             38,022         -             -         -              412              -         412
Net income                                        -         -             -         -                -         19,267      19,267
                                        -----------------------------------------------------------------------------------------
Balance at September 30, 1997            13,107,343      $131     1,492,401       $15         $122,020        $49,382    $171,548
                                        =========================================================================================

                                Friedman's Inc.

                     Consolidated Statements of Cash Flows

                                                                                  YEARS ENDED SEPTEMBER 30,
                                                                          --------------------------------------
                                                                            1997           1996           1995
                                                                          --------        -------      ---------
                                                                                     (In thousands)
Operating Activities:
Net income                                                                $ 19,267       $ 13,833       $ 10,427
Adjustments to reconcile net income to cash used in operating activities:
     Provision for doubtful accounts                                        22,981         15,643          9,311
     Depreciation and amortization                                           4,177          3,321          2,516
     Deferred taxes                                                            418          1,870           (237)
     Changes in assets and liabilities:
       Increase in accounts receivable                                     (36,585)       (33,844)       (25,279)
       Increase in inventories                                             (14,376)       (19,132)       (17,968)
       Decrease (increase) in other assets                                      49          1,661         (5,546)
       Increase in accounts payable and accrued and other liabilities        3,728          1,984         11,269
                                                                          --------        -------       --------
     Net cash used in operating activities                                    (341)       (14,664)       (15,507)
Investing Activities:
   Additions to equipment and improvements                                  (9,919)        (9,841)        (9,577)
   Notes receivable from related party                                     (25,000)             -              -
                                                                          --------        -------       --------
Net cash used by investing activities                                      (34,919)        (9,841)        (9,577)
                                                                          --------        -------       --------
Financing Activities:
   Bank advances (repayments) under credit agreements                       19,397              -        (12,255)
   Advances related to acquisition of tradename rights                      (4,000)             -              -
   Proceeds from employee stock purchases                                      677            604            578
   Proceeds from public stock offerings                                          -         57,954         44,837
   Repayments of bank borrowings and subordinated debt                           -        (22,369)             -
                                                                          --------        -------       --------
     Net cash provided by financing activities                              16,074         36,189         33,160
                                                                          --------        -------      ---------

Increase (decrease) in cash and cash equivalents                           (19,186)        11,684          8,076
Cash and cash equivalents, beginning of year                                19,962          8,278            202
                                                                          --------        -------       --------
Cash and cash equivalents, end of year                                    $    776       $ 19,962       $  8,278
                                                                          ========       ========       ========
Supplemental cash flow information:
     Cash paid for:
       Interest                                                           $    902       $  2,410       $  4,224
                                                                          ========       ========       ========
       Income taxes                                                       $  9,626       $  6,108       $  5,228
                                                                          ========       ========       ========



                            See accompanying notes.

                                Friedman's Inc.

                   Notes to Consolidated Financial Statements

                               September 30, 1997

1.     THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

     Friedman's Inc. (the "Company") is a retailer of fine jewelry operating 384 stores in 21 states. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts have been eliminated.

   Cash and Cash Equivalents

     Cash and cash equivalents include demand deposits with banks.

   Revenue Recognition

     Revenue related to merchandise sales is recognized at the time of sale, reduced by a provision for returns. Finance charges and credit insurance revenue are recognized principally over the term of the related installment contract.

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

   Accounts Receivable

     A substantial portion of merchandise sales are made under installment contracts due in periodic payments over periods generally ranging from three to 24 months. The accounts are stated net of unearned finance charges and credit insurance of $9,596,000 and $7,903,000 at September 30, 1997 and 1996,
respectively. Consistent with industry practice, amounts which are due after one year are included in current assets and totaled $6,641,000 and $5,033,000 at September 30, 1997 and 1996, respectively.

     Credit operations are maintained at each store, under Company guidelines, to evaluate the credit worthiness of the Company's customers and to manage the collection process. The Company generally requires down payments on credit sales and offers credit insurance to its customers, both of which help to minimize credit risk. The Company believes it is not dependent on a given industry or business for its customer base and, therefore, has no significant concentration of credit risk.

                                Friedman's Inc.

1.     THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

   Advertising Costs

     Advertising costs are charged against operations when the corresponding advertising is first run. Amounts expensed were $9,964,410, $6,977,269 and $5,116,670 for the years ended September 30, 1997, 1996 and 1995, respectively. The amount of prepaid advertising at September 30, 1997 and 1996 is $647,772 and $942,559, respectively.

   Depreciation and Amortization

     Depreciation of equipment is provided using the straight-line method over the estimated useful lives ranging from five to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Acquired tradename rights are amortized using the straight-line method over fifteen years.

   Retirement Savings Plan

   In March 1996, the Company adopted a defined contribution Retirement Savings Plan (the Plan) under Section 401(k) of the Internal Revenue Code. Employees at least 21 years of age who have completed one year of service with 1,000 hours or more are eligible to participate in the plan. Employees elect contribution percentages between 1% and 15% of annual compensation, as well as the investment options for their contributions. The Company makes matching contributions on behalf of each participant equal to 50% of the first 4% of each participant's contribution to the Plan. Company matching contributions to the Plan for the fiscal year ended September 30, 1997 and 1996 were $152,166 and $102,555, respectively. Employee contributions are 100% vested while Company contributions are vested according to a specified scale based on years of service.

                                Friedman's Inc.

1.     THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

   Stock-Based Compensation

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which the Company adopted in fiscal year 1997. As permitted by SFAS No. 123, the Company accounts for employee stock options under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, the Company does not record compensation expense for stock option grants when the exercise price equals or exceeds the market price of the Company's common stock on the date of grant.

   Income Taxes

   Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting and income tax purposes, both as measured by applying tax rates expected to be in place when the differences reverse. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

   Fair Values of Financial Instruments

     The reported amounts in the balance sheets at September 30, 1997 and 1996, respectively, for cash and cash equivalents, accounts receivable, accounts payable, and long-term debt approximate fair value.

   Earnings Per Share

     Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the year. In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (EPS)(SFAS No. 128), which simplifies the calculation of earnings per share by excluding common stock equivalents from the calculation of basic EPS. The new EPS rules are effective for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS 128 in the first quarter of 1998 as early adoption is not permitted. Management does not expect the impact of adopting SFAS 128 will be material.

                                Friedman's Inc.

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

   Bank Line of Credit Agreement

     In July 1997, the Company negotiated a new bank loan and security agreement with a group of banks (New Agreement) which provides for borrowings of up to $80,000,000 through April 30, 1999. Borrowings under the New Agreement are further limited to 75% of eligible accounts receivable and 50% of eligible inventories. Borrowings under the New Agreement bear interest at either the bank's offered rate (similar to a money market rate) plus 0.875% or at the Company's option, LIBOR plus 0.875%. Interest charged under the New Agreement ranged from 6.5% to 6.9% for the year ended September 30, 1997.

     Borrowings under the New Agreement are $19,397,000 at September 30, 1997 and are secured by substantially all Company assets. The agreement contains certain financial covenants, prohibits cash dividends, and limits mergers and acquisitions, certain capital transactions and borrowings.

3.     EQUIPMENT AND IMPROVEMENTS

     Equipment and improvements, at cost, consist of the following (in thousands):

                                                             SEPTEMBER 30
                                                            1997      1996
                                                          -------   -------
     Store and office equipment                           $20,261   $14,310
     Leasehold improvements                                17,267    14,141
     Computer equipment and implementation costs            5,003     4,302
                                                          -------   -------
                                                           42,531    32,753
     Less accumulated depreciation and amortization       (13,151)   (9,272)
                                                          -------   -------
                                                          $29,380   $23,481
                                                          =======   =======

4.   PURCHASE OF TRADE NAME

     During 1997, the Company acquired all the rights of A. A. Friedman's Co., Inc. of Augusta, Georgia ("AAFCO") to the "Friedman's Jewelers" tradename and AAFCO changed its corporate name to "Marks & Morgan". In connection with the tradename rights acquisition, the Company issued to AAFCO 250,000 shares of its Class A common stock on May 16, 1997. The shares were placed in escrow and became vested incrementally as AAFCO changed the names of its store locations between May 16, 1997 and September 30, 1997. The Company also agreed that for each share placed in escrow, the Company would pay AAFCO an amount by which the actual stock price at June 30, 1999 (the date of settlement for the escrow) is lower than a guaranteed stock price of $28.25 per share (guaranteed price). The Company has agreed to make certain advance payments to AAFCO of approximately $7 million through an escrow arrangement which would pre-fund the minimum sales proceeds. As of September 30, 1997, $4 million has been advanced to AAFCO under this arrangement. The Company recorded an asset related to the tradename rights acquisition of approximately $7.1 million (guaranteed amount) with additions to paid in capital of $4.2 million (which represents the quoted market price of the stock on the date of issue) and to a long-term obligation of $2.9 million. The $2.9 million obligation will be adjusted based on changes in the Company's stock price between the date of issuance, May 16, 1997, and the final settlement date, June 30, 1999. At June 30, 1999, any remaining amount of this obligation will be paid in cash by the Company.

                                Friedman's Inc.

5.   ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities consist of the following (in thousands):

                                                          SEPTEMBER 30
                                                     1997              1996
                                                    ------            ------
     Accrued compensation and related expenses      $2,271            $3,314
     Sales taxes payable                             1,592             1,614
     Customer deposits for layaways                  1,428             1,536
     Accrued legal costs                               107             1,139
     Other                                             659              (395)
                                                    ------            ------
                                                    $6,057            $7,208
                                                    ======            ======

6.   LONG-TERM INCENTIVE PROGRAM

     During fiscal 1995, the Board of Directors approved agreements which provide incentive compensation to the Chairman of the Board and Chief Executive Officer and the Chairman of the Executive Committee (Executives) based on growth in the price of the Company's publicly traded common stock. Both of the Executives were advanced $1,500,000 evidenced by a recourse promissory note, due in 2004 and bearing interest at the minimum rate allowable for federal income tax purposes. The incentive features of the loans provide that: (i) as long as the Executives are employed by the Company on the date on which interest is due on the loans, such interest will be forgiven; (ii) a percentage of the outstanding principal of the loans will be forgiven upon the attainment of certain targets for the price of the Company's Class A common stock, as indicated below, provided that the Executives are employed by the Company on the date that the stock price target is attained; and (iii) the Company will pay any personal tax effects due as the result of such forgiveness of interest and principal.

     The stock price targets and related forgiveness percentages are noted in the following table:

                 YEARS 1-5                           YEARS 6-10
-------------------------------------------------------------------------------
                      % OF ORIGINAL                           % OF ORIGINAL
                    PRINCIPAL BALANCE                       PRINCIPAL BALANCE
STOCK PRICE TARGET       FORGIVEN      STOCK PRICE TARGET        FORGIVEN
------------------- -----------------  ------------------   -----------------
       $22.50               15%             $32.50                  50%
        25.00               30%              37.50                  60%
        27.50               50%              45.00                  70%
        30.00               75%              52.50                  80%
        32.50              100%              60.00                 100%

                                Friedman's Inc.

6.   LONG-TERM INCENTIVE PROGRAM (CONTINUED)

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

7.     RELATED PARTY TRANSACTIONS

     During fiscal 1997, the Company paid $400,000 plus expenses to an affiliated entity pursuant to a Financial Advisory Services Agreement (the "Agreement"). Pursuant to the Agreement, the affiliate will provide the Company with certain financial advisory services with respect to capital structure, business strategy and operations, budgeting and financial controls, and mergers, acquisitions and other similar transactions. The Agreement has a term of one year with an automatic renewal unless either party terminates by written notice. The Company agreed to indemnify the affiliate against any losses associated with the Agreement.

     Lease commitments include $30,000 related to office and store space leased from related parties. Rent expense for each of the three years in the period ended September 30, 1997, related to these leases amounted to approximately $92,000.

     In October 1996, the Company made a convertible senior subordinated term loan to Crescent Jewelers ("Crescent") in the principal amount of $20 million (the "Term Loan"). The Term Loan is due in October 1999, is secured by substantially all of the assets of Crescent, and is subordinate to Crescent's senior secured bank credit facility.

     Also in October 1996, the Company entered into a Standby Purchase Agreement with Crescent (the "Standby Purchase Agreement") which provided for the Company to purchase, upon Crescent's request, up to $5,000,000 of Crescent's 10% Convertible Senior Subordinated Notes due 2006 (the "10% Notes). The Company purchased $5 million of the 10% Notes in June 1997.

                                Friedman's Inc.

7.     RELATED PARTY TRANSACTIONS (CONTINUED)

     Pursuant to a Conversion Agreement (the "Conversion Agreement") by and among the Company, Crescent and Crescent Jewelers, Inc., a Delaware corporation ("CJI") which owns 100% of the outstanding capital stock of Crescent, up to one-half of the unpaid principal amount of the Term Loan and the entire unpaid principal amount of the 10% Notes held by the Company, if any, are convertible into shares of Class A common stock of CJI ("Stock") in accordance with conditions specified in the agreement. In addition, pursuant to the Conversion Agreement, up to one-half of the remaining unpaid principal amount of the Term Loan, if any, is convertible into Stock, on or after an initial public offering of Crescent, at the initial public offering price.

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

     In September 1995, Crescent, an affiliate, fully converted 629,323 shares of Class B common stock into 629,323 shares of Class A common stock. Simultaneously, Crescent sold all of the Class A Common shares through a public offering facilitated by the Company. The sole shareholder of the general partner of the partnership which controls the Company's Class B common stock is also the sole shareholder of a partnership which has controlling interest in Crescent. The Chairman and Chief Executive Officer of the Company is also the Chairman and Chief Executive Officer of Crescent.

     During part of fiscal 1995, Crescent provided the Company with use and maintenance of certain computer hardware and software related to the Company's automated management information system. Amounts billed for such services totaled $83,055 for the year ended September 30, 1995. In fiscal 1995, the Company entered into a lease agreement with a third party for computer hardware which was installed at the Company's headquarters and the Company then assumed full control of its automated management information system.

                                Friedman's Inc.

8.   STOCK PLANS

   Stock Option Plan

     The Company has a stock option plan which provides for the granting of incentive stock options to officers and key employees up to a maximum of 760,000 Class A shares. All incentive stock options are granted at the common stock's fair market value at the grant date, as determined by the Board of Directors. All options have a 10-year term and become exercisable with continued employment as follows:

    FULL YEARS ELAPSED SINCE DATE OF       PERCENTAGE OF SHARES WHICH MAY BE
                  GRANT                                EXERCISED
    ----------------------------------     -----------------------------------
                    1                                     40%
                    2                                     70%
                    3                                     100%

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations which measures compensation cost using the intrinsic value method of accounting for its stock options. Accordingly, the Company does not recognize compensation cost based upon the fair value method of accounting as provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). If the Company had elected to recognize compensation cost based on the fair value of the options granted beginning in fiscal year 1996, as prescribed by SFAS No. 123, net income would have been reduced to the pro forma amounts indicated in the table below:

                                                      1997              1996
                                                    -------           -------
          Net income - as reported                  $19,267           $13,833
          Net income - pro forma                     18,503            13,536

     Because the above pro forma amounts only include options granted beginning in fiscal year 1996, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation method with the following assumptions:

         Expected dividend yield                               0.00%
         Risk-free interest rate                               6.22%
         Expected life of options                           10 years
         Expected stock price volatility                       0.431

                                Friedman's Inc.

8.   STOCK PLANS (CONTINUED)

     A summary of the activity under the stock option plan is as follows:


                                                                    WEIGHTED
                                  SHARES            SHARES          AVERAGE
                               AVAILABLE FOR    AVAILABLE FOR   EXERCISE PRICE
                                  GRANT            EXERCISE        PER SHARE
                               -------------    --------------  --------------
September 30, 1994                 9,300           340,700          $10.00
   Reserved for issuance         260,000                 -               -
   Granted                      (254,950)          254,950           15.80
   Canceled                        5,070            (5,070)         (11.49)
   Exercised                      (6,720)           (6,720)          10.00
                                --------           -------          ------
September 30, 1995                12,700           583,860           12.52
   Reserved for issuance         120,000                 -               -
   Granted                      (105,050)          105,050           19.47
   Canceled                       13,540           (13,540)         (17.42)
   Exercised                     (16,840)          (16,840)         (10.97)
                                --------           -------          ------
September 30, 1996                24,350           658,530           13.57
   Reserved for issuance         150,000                 -               -
   Granted                      (151,950)          151,950           17.90
   Canceled                       35,440           (35,440)         (17.88)
   Exercised                     (38,022)          (38,022)         (10.93)
                                --------           -------          ------
September 30, 1997                19,818           737,018          $14.39
                                ========           =======          ======

     The weighted average fair value per share of options granted during the year ended September 30, 1997, 1996 and 1995 was $11.64, $12.54 and $10.68,
respectively.

     Exercise prices for options outstanding at September 30, 1997 ranged from $10.00 to $19.50 per share. At September 30, 1997, the weighted average contractual life of options outstanding is 7.2 years and options to purchase 480,511 shares are exercisable.

   Employee Stock Purchase Plan

     The Company maintains an Employee Stock Purchase Plan (the "Plan") in accordance with Section 423 of the Internal Revenue Code. Substantially all employees are eligible to participate in the Plan and each employee may purchase up to $25,000 of Class A Common Shares during each calendar year at market price less a discount of approximately 15%.

                                Friedman's Inc.

9.     INCOME TAXES

     The provision for income taxes before extraordinary item for the year ended September 30 consists of the following (in thousands):

                                                    1997       1996      1995
                                                  -------     ------    ------
         Current:
            Federal                                $9,729     $6,696    $4,758
            State                                   1,658        982       836
                                                  -------     ------    ------
                                                   11,387      7,678     5,594

         Deferred expense(benefit)                    418      1,870      (237)
         Valuation allowance (benefit)                  -          -    (2,292)
                                                  -------     ------    ------
                                                  $11,805     $9,548    $3,065
                                                  =======     ======    ======

     Income tax expense reconciled to the amount computed at statutory rates is as follows:


                                                                         1997     1996     1995
                                                                       -------   ------   ------
         Federal tax at statutory rate                                 $10,875   $8,777   $4,722
         State income taxes (net of federal income tax benefit)          1,271      829      500
         Valuation allowance (benefit)                                       -        -   (2,292)
         Other, net                                                       (341)     (58)     135
                                                                       -------   ------   ------
                                                                       $11,805   $9,548   $3,065
                                                                       =======   ======   ======


     Significant components of the Company's deferred tax assets at September 30 are as follows (in thousands):


                                                     1997     1996      1995
                                                    ------   -------   ------
         Deferred tax assets:
              Allowance for doubtful accounts       $1,283   $   936   $1,569
              Reserve for legal costs                   41       527      964
              Other                                    206       298      324
                                                    ------   -------   ------
                                                     1,530     1,761    2,857
         Deferred tax liabilities:

              Inventory                                635       645      341
              Equipment and improvements               379       427      224
              Property tax expense                     304       267        -
              Customer loyalty program                 125         -        -
              Other                                     83         -        -
                                                    ------   -------   ------
                                                     1,526     1,339      565
                                                    ------   -------   ------
         Net deferred tax assets                    $    4   $   422   $2,292
                                                    ======   =======   ======

                                Friedman's Inc.

9.   INCOME TAXES (CONTINUED)

     Upon the adoption in fiscal year 1994 of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, a valuation allowance was recorded for the entire deferred tax asset of approximately $2.8 million as the realizability of this asset was not deemed to be more likely than not. In fiscal 1995, management deemed the realizability of the deferred tax assets to be more likely than not and the valuation reserve was reversed.

10.  COMMITMENTS AND CONTINGENCIES

     The Company's principal leases are for store facilities and expire at varying dates during the next 10 years. In addition to fixed minimum rentals, many of the leases provide for contingent rentals based upon a percentage of store sales above stipulated amounts. Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

     YEAR ENDED SEPTEMBER 30
     -----------------------
     1998                                $11,631
     1999                                 10,178
     2000                                  8,218
     2001                                  6,823
     2002                                  6,008
     Subsequent years                     10,512
                                         -------
                                         $53,370
                                         =======

     Total rent expense for all leases is as follows (in thousands):


                                                  YEAR ENDED SEPTEMBER 30
                                            1997           1996           1995
                                          -------         ------         ------
      Minimum rentals                     $12,597         $8,860         $6,229
      Contingent rentals                      529            897            706
                                          -------         ------         ------
      Total rent                          $13,126         $9,757         $6,935
                                          =======         ======         ======

     Under several agreements with an insurance company, the Company sells various types of credit insurance to its customers. Through a wholly-owned subsidiary, the Company maintains a reinsurance contract with the insurance company.

                                Friedman's Inc.

10.    COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company is involved in certain legal actions arising in the ordinary course of business. Management believes none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.

11.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 1997 and 1996 (in thousands except per share data):

                                                         Quarters Ended
                                        ----------------------------------------------------
            Fiscal 1997                 December 31     March 31     June 30    September 30
-------------------------------         -----------     --------     -------    ------------
Total revenues                              $97,048     $43,231      $53,542       $43,471
Cost of goods sold, including
   occupancy, distribution and
   buying                                    43,589      19,345       24,191        19,653
Income before income taxes                   21,087       4,169        3,068         2,743
Net income                                   12,968       2,563        1,887         1,844
Earnings per share                             0.90        0.18         0.13          0.13

                            Friedman's Inc.

11.    QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                               Quarters Ended
                                          -------------------------------------------------
            Fiscal 1996                   December 31    March 31    June 30   September 30
----------------------------------        -----------    --------    -------   ------------
Total revenues                              $76,180      $33,725     $44,646     $37,626
Cost of goods sold, including
   occupancy, distribution and
   buying                                    34,322       14,902      19,657      17,187
Income before extraordinary item
   and income taxes(a)                       16,497        2,754       2,746       3,080
Income before extraordinary item             10,063        1,680       1,676       2,110
Net income (loss)                            10,063        1,680        (20)       2,110
Earnings per share before
   extraordinary item                          0.82         0.14        0.13        0.15
Earnings per share                             0.82         0.14        0.00        0.15

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

               Report of Independent Certified Public Accountants

Board of Directors and Stockholders
Friedman's Inc.

We have audited the accompanying consolidated balance sheets of Friedman's Inc. (the Company) as of September 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friedman's Inc. at September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Jacksonville, Florida
November 7, 1997

                                Friedman's Inc.

                 Schedule II--Valuation and Qualifying Accounts

                                                            BALANCE AT                                           BALANCE AT
                                                            BEGINNING                                             END OF
                      DESCRIPTION                           OF PERIOD        ADDITIONS        DEDUCTIONS          PERIOD
-----------------------------------------------------    --------------   --------------    --------------     --------------
Reserves and allowances deducted from asset accounts:
   Allowance for uncollectible accounts:
     Year ended September 30, 1995                          $3,231,000     $  9,311,000(1)  $  7,518,000(2)      $5,024,000
     Year ended September 30, 1996                           5,024,000       15,643,000(1)    13,611,000(2)       7,056,000
     Year ended September 30, 1997                           7,056,000       22,981,000(1)    21,501,000(2)       8,536,000

   Unearned finance charges and credit insurance:
     Year ended September 30, 1995                           3,892,000       13,671,000(3)    11,720,000(4)       5,843,000
     Year ended September 30, 1996                           5,843,000       19,595,000(3)    17,535,000(4)       7,903,000
     Year ended September 30, 1997                           7,903,000       23,707,000(3)    22,014,000(4)       9,596,000

   Valuation account for deferred tax assets:
     Year ended September 30, 1995                           2,292,000                -        2,292,000(5)               -
     Year ended September 30, 1996                                   -                -                -                  -
     Year ended September 30, 1997                                   -                -                -                  -



----------------------
(1)  Provision for doubtful accounts.
(2)  Uncollectible accounts receivable written off, net of recoveries.
(3)  Additions to credit insurance are the dollar amount of premiums sold.
(4) Deductions to unearned finance charges and credit insurance occur as finance charges and credit insurance are earned.
(5) Reversal of valuation allowance due to assessment of the realization of deferred tax assets as more likely than not.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 1997.
                                     FRIEDMAN'S INC.

                                     BY: /s/ Bradley J. Stinn
                                         --------------------------------------
                                         Bradley J. Stinn
                                         Chairman of the Board of Directors and
                                         Chief Executive Officer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on December 29, 1997.


                          SIGNATURE                                               TITLE
                          ---------                                               -----

                   /s/ Bradley J. Stinn                        Chairman of the Board and Chief Executive Officer
          ---------------------------------------              (Principal Executive Officer)
                      Bradley J. Stinn

                  /s/ Victor M. Suglia                         Senior Vice President - Chief Financial Officer
          ---------------------------------------              (Principal Financial and Accounting Officer)
                      Victor M. Suglia

                 /s/ Sterling B. Brinkley                      Chairman of the Executive Committee of
          ---------------------------------------              the Board of Directors
                    Sterling B. Brinkley

                    /s/ John E. Cay, III                       Director
          ---------------------------------------
                       John E. Cay III

                /s/ Robert W. Cruickshank                      Director
          ---------------------------------------
                    Robert W. Cruickshank
                                                               Director, President and Chief Operating Officer
          ---------------------------------------
                      Robert S. Morris

                  /s/ David B. Parshall                        Director
          ---------------------------------------
                      David B. Parshall

                     /s/ Mark C. Pickup                        Director
          ---------------------------------------
                       Mark C. Pickup

                              ==================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549







                                   ------------




                                    EXHIBITS
                                       TO
                                 ANNUAL REPORT
                                       ON
                                   FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                               SEPTEMBER 30, 1997



                                   -------------




                                FRIEDMAN'S INC.






                              ==================

                               INDEX TO EXHIBITS

         The exhibits indicated below are either included or incorporated by reference herein, as indicated.


EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
-------                          -------------------
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

10.2.1 Addendum to Lease between Friedman's Jewelers, Inc., Lessor and Friedman's Inc. dated August 17, 1995. (incorporated by reference from Exhibit 10.5.1 to the Registrant's Annual
                  Report on Form 10-K for the Year Ended September 30, 1995).

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

10.5.1 Amended and Restated Loan Agreement, dated December 14, 1995, by and between NationsBank of Georgia, N.A. and Friedman's
                  Inc. (Incorporated by reference from Exhibit 10.9.1 to the Registrant's Annual Report on From 10-K for the Year Ended
                  September 30, 1995).

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

10.7.1 Amended and Restated Loan Agreement, dated December 14, 1995, by and between First Union National Bank and Friedman's Inc.
                  (Incorporated by reference from Exhibit 10.11.1 to the Registrant's Annual Report on Form 10-K for the Year Ended
                  September 30, 1995).

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

10.18 Loan and Security Agreement, dated as of October 15, 1996, by and between Friedman's Inc. and Crescent Jewelers
                  (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 000-22356) originally filed on October 28, 1996).

10.18.1           Amendment dated June 30, 1997, to that certain Loan and
                  Security Agreement, dated as of October 15, 1996, by and between Friedman's, Inc. and Crescent Jewelers.

10.19 Promissory Note dated, as of October 15, 1996, in the original principal amount of $20,000,000 executed by Crescent
                  Jewelers in favor of Friedman's, Inc. (incorporated by reference from Exhibit 10.2 to the Registrant's Current
                  Report on Form 8-K (File No. 000-22356) originally filed on
                  October 28, 1996).

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

10.24             Agreement by and between A.A. Friedman Co., Inc., and its
                  Affiliates and the Company (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form
                  10-Q for the Quarter Ended June 30, 1997 (File No. 000-22356) originally filed on August 14, 1997).

10.25 Note Purchase Agreement, dated as of June 12, 1997, by and among Crescent Jewelers and each of the Purchasers named on
                  Schedule I thereto (which includes the Company), relating to the issuance $8 million in aggregate principal amount of 10%
                  Convertible Senior Subordinated Notes due October 15, 2006
                  (incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended June 30, 1997 (File No. 000-22356) originally filed on
                  August 14, 1997).

10.25.1           First Amendment dated June 30, 1997, to that certain Note
                  Purchase Agreement, dated as of June 30, 1997, by and between Crescent Jewelers and the Company, relating to the issuance of $8,000,000 in aggregate principal amount of the Company's 10%
                  Convertible Subordinated Notes due October 15, 2006.

10.26             10% Convertible Senior Subordinated Note due October 15,
                  2006, dated June 12, 1997, made by Crescent Jewelers in favor of the Company in the original principal amount of $5 million
                  (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended June 30, 1997 (File No. 000-22356) originally filed on
                  August 14, 1997).

10.27             Second Amended and Restated Loan Agreement, dated July 14,
                  1997, by and between First Union National Bank and the Company (incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended June 30, 1997 (File No. 000-22356) originally filed on
                  August 14, 1997).

10.28             Second Amended and Restated Loan Agreement, dated July 14,
                  1997, by and between NationsBank, N.A. and the Company
                  (incorporated by reference from Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended June 30, 1997 (File No. 000-22356) originally filed on
                  August 14, 1997).

10.29             Loan Agreement, dated as of July 14, 1997, by and between ABN
                  AMRO Bank N.V. and the Company (incorporated by reference from Exhibit 10.6 to the Registrant's Quarterly Report on
                  Form 10-Q for the Quarter Ended June 30, 1997 (File No.
                  000-22356) originally filed on August 14, 1997).

10.30             Second Amendment and Restated Intercreditor and Security
                  Agreement, dated July 14, 1997, among NationsBank, N.A. as collateral agent, First Union National Bank, NationsBank,
                  N.A. ABN AMRO Bank N.V. and the Company (incorporated by reference from Exhibit 10.7 to the Registrant's Quarterly
                  Report on Form 10-Q for the Quarter Ended June 30, 1997 (File
                  No. 000-22356) originally filed on August 14, 1997).

10.31 Security Agreement, dated July 14, 1997, between the Company and ABN AMRO Bank N.V (incorporated by reference from Exhibit
                  10.8 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997 (File No. 000-22356) originally filed on August 14, 1997).

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.32 Friedman's Inc. 1993 Stock Option Plan (incorporated by reference from Exhibit 4(c) to the Registrant's Registration
                  Statement on Form S-8 (File No. 33-85216) dated October 17,
                  1994).

10.33 Form of Indemnity Agreement executed by the Registrant and each of Sterling B. Brinkley, Bradley J. Stinn, Robert S.
                  Morris, John Smirnoff, Robert W. Cruickshank and Mark C.
                  Pickup (incorporated by reference from Exhibit 10.44 to the Registrant's Registration Statement on Form S-1 (File No.
                  33-67662), and amendments thereto, originally filed on August
                  19, 1993).

10.34             Friedman's Inc. 1994 Stock Option Plan for Outside Directors
                  (incorporated by reference from Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.35             Friedman's Inc. 1994 Qualified Employee Stock Purchase Plan
                  (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No.
                  33-78820) dated May 11, 1994).

10.35.1           Amendment Number One to the Friedman's Inc. 1994 Qualified
                  Employee Stock Purchase Plan (incorporated by reference from
                  Exhibit 10.28.1 to the Registrants Annual Report on Form 10-K for FY 1996).

10.36             Loan Agreement, dated November 17, 1994, between Friedman's
                  Inc. and Sterling B. Brinkley (incorporated by reference from
                  Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.36.1           Amendment to Loan Agreement and Promissory Note between
                  Friedman's Inc. and Sterling B. Brinkley dated February 2,
                  1995 (incorporated by reference from Exhibit 10.39.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended June 30, 1995).

10.37             Loan Agreement, dated November 17, 1994, between Friedman's
                  Inc. and Bradley J. Stinn (incorporated by reference from
                  Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.37.1           Amendment to Loan Agreement and Promissory Note between
                  Friedman's Inc. and Bradley J. Stinn dated February 2, 1995
                  (incorporated by reference from Exhibit 10.40.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
                  Ended June 30, 1995).

10.38 Friedman's Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 4(d) to the Registrant's Registration
                  Statement on Form S-8 (File No. 33-95584) originally filed on
                  August 11, 1995).

10.39 Friedman's Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 4(d) to Registrant's Registration
                  Statement on Form S-8 (File No. 333-06221) originally filed on June 18, 1996).

10.40 Friedman's Inc. 1996 Stock Option Plan (incorporated by reference from Exhibit 4(c) to Registrant's Registration
                  Statement on Form S-8 (File No. 333-23757) originally filed on March 21, 1997.

11                Statement Re: Computation of Per Share Earnings

21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to the Registrant's Annual Report on Form
                  10-K for its fiscal year 1995.)

23                Consent of Ernst & Young LLP

27                Financial Data Schedule