Form 10-Q
period 1997-12-31
FRIEDMANS INC
filed 1998-02-13
CIK 911004

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________________ to _______________

Commission file number  0-22356



                                 FRIEDMAN'S INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                   58-2058362
-------------------------------------------          ---------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                   Identificaiton No.)



           4 West State Street
         Savannah, Georgia 31401                                  31401
-------------------------------------------          ---------------------------
    (Address of principal executive offices)                   (Zip Code)



                                 (912) 233-9333
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at February 12, 1998 was 13,116,397.

The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at February 12, 1998 was 1,492,401.

                                      Index

                                 FRIEDMAN'S INC.


Part I. Financial Information


Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Income Statements - Three months ended December 31, 1997 and 1996

        Balance Sheets - December 31, 1997 and 1996 and September 30, 1997

        Statements of Cash Flows - Three months ended December 31, 1997 and 1996

        Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II.Other Information


Item 6. Exhibits and Reports on Form 8-K



Signatures

                                FRIEDMAN'S INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except per share and share amounts)


                                                                                Three months ended
                                                                                    December 31
                                                                          -------------------------------
                                                                            1997                   1996
                                                                          --------                -------
Revenues:
               Net merchandise sales . . . . . . . . . . . . . . . .      $103,254                $89,748
               Finance charges and other . . . . . . . . . . . . . .         9,416                  7,300
                                                                          --------                -------
                     Total revenues  . . . . . . . . . . . . . . . .       112,670                 97,048

Operating Costs and Expenses:
               Cost of goods sold including occupancy,
                     distribution and buying . . . . . . . . . . . .        50,046                 43,619
               Selling, general and administrative . . . . . . . . .        28,156                 22,535
               Provision for doubtful accounts . . . . . . . . . . .        10,516                  9,028
                                                                          --------                -------
                                                                            88,718                 75,182
                                                                          --------                -------
Operating income before depreciation
               and amortization . . . . . . . . . . . . . . . . . .         23,952                 21,866

Depreciation and amortization . . . . . . . . . . . . . . . . . . .          1,256                    942
                                                                          --------                -------
Income from operations . . . . . . . . . . . . . . . . . . . . . . .        22,696                 20,924

Interest income from related party . . . . . . . . . . . . . . . . .          (559)                  (348)
Interest expense . . . . . . . . . . . . . . . . . . . . . . . . . .           548                    185
                                                                          --------                -------
                                                                               (11)                  (163)

Income before income taxes . . . . . . . . . . . . . . . . . . . . .        22,707                 21,087
Income tax expense . . . . . . . . . . . . . . . . . . . . . . . . .         8,743                  8,119
                                                                          ========                =======

Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $13,964                $12,968
                                                                          ========                =======

Earnings per share . . . . . . . . . . . . . . . . . . . . . . . . .         $0.96                  $0.91
                                                                          ========                =======
Earnings per share - assuming dilution . . . . . . . . . . . . . . .         $0.95                  $0.90
                                                                          ========                =======
Weighted average shares . . . . . . . . . . . . . . . . . . . . . .         14,723                 14,402

Number of stores open . . . . . . . . . . . . . . . . . . . . . . .            425                    321


            See notes to condensed consolidated financial statements

                                FRIEDMAN'S INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except per share and share amounts)

                                                                                                     December 31       September 30
                                                                                               ----------------------- ------------
                                                                                                  1997         1996        1997
                                                                                               ---------    ---------- ------------
                                                                                                      (Unaudited)         (Note)
ASSETS
Current Assets:
               Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $1,015        $9,703         $776
               Accounts receivable, net of allowance for doubtful accounts of $15,459;
                              $14,402 at December 31, 1996 and $8,536 at September 30, 1997 . .  107,276        90,670       76,825
               Inventories, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  101,613        71,544       78,683
               Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3,550         2,169        2,582
                                                                                               ---------    ---------- ------------
                              Total current assets . . . . . . . . . . . . . . . . . . . . . .   213,454       174,086      158,866

Equipment and improvements, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32,094        26,071       29,380
Note receivable from related party . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25,000        20,000       25,000
Tradename rights, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,788             -        6,906
Other receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,187             -        1,187
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,139         1,507        2,012
                                                                                               ---------    ---------- ------------
                              Total assets . . . . . . . . . . . . . . . . . . . . . . . . . .  $280,662      $221,664     $223,351
                                                                                               =========    ========== ============
LIABILITIES AND EQUITY
Current Liabilities:
               Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $62,486       $43,369      $26,349
               Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,712        10,889        6,057
               Income taxes payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8,602         7,029            -
                                                                                               ---------    ---------- ------------
                              Total current liabilities  . . . . . . . . . . . . . . . . . . .    81,800        61,287       32,406
                                                                                               ---------    ---------- ------------
Bank debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13,246             -       19,397

Stockholders' Equity:
               Preferred stock, par value $.01, 10,000,000 shares authorized
                              and none issued  . . . . . . . . . . . . . . . . . . . . . . . .         -             -            -
               Class A common stock, par value $.01, 25,000,000 shares
                              authorized, 13,116,037 issued and outstanding . . . . . . . . . .      131           125          131
               Class B common stock, par value $.01, 7,000,000 shares
                              authorized, 1,492,401 issued and outstanding  . . . . . . . . . .       15            18           15
               Additional paid-in-capital . . . . . . . . . . . . . . . . . . . . . . . . . . .  122,123       117,150      122,020
               Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   63,347        43,084       49,382
                                                                                               ---------    ---------- ------------
                              Total stockholders' equity  . . . . . . . . . . . . . . . . . . .  185,616       160,377      171,548
                                                                                               ---------    ---------- ------------
                              Total liabilities and equity  . . . . . . . . . . . . . . . . . . $280,662      $221,664     $223,351
                                                                                               =========    ========== ============


Note: The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.



            See notes to condensed consolidated financial statements

                                FRIEDMAN'S INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                                         Three months ended
                                                                                                             December 31
                                                                                                     ----------------------------
                                                                                                       1997                 1996
                                                                                                     -------              -------
Operating Activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $13,964              $12,968
Adjustments to reconcile net income to cash
               provided by operating activities:
               Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . .         1,256                  942
               Provision for doubtful accounts . . . . . . . . . . . . . . . . . . . . . . . .        10,516                9,028
               Changes in assets and liabilities:
                              Increase in accounts receivable . . . . . . . . . . . . . . . .        (40,967)             (36,477)
                              Increase in inventories . . . . . . . . . . . . . . . . . . . .        (22,930)              (7,237)
                              Decrease (increase) in other assets . . . . . . . . . . . . . .         (1,095)                 967
                              Increase in accounts payable and
                                             accrued liabilities . . . . . . . . . . . . . . .        40,793               25,998
                              Increase in income taxes payable . . . . . . . . . . . . . . . .         8,602                7,029
                                                                                                     -------              -------
                                             Net cash provided by operating
                                                            activities . . . . . . . . . . . .        10,139               13,218
Investing Activities:
               Additions to equipment and improvements . . . . . . . . . . . . . . . . . . . .        (3,852)              (3,531)
               Investment in related party . . . . . . . . . . . . . . . . . . . . . . . . . .             -              (20,000)
                                                                                                     -------              -------
                                             Net cash used in investing
                                                            activities . . . . . . . . . . . .        (3,852)             (23,531)
Financing Activities:
               Repayment of bank borrowings and subordinated debt  . . . . . . . . . . . . . .        (6,151)                   -
               Proceeds from employee stock purchases and options exercised  . . . . . . . . .           103                   54
                                                                                                     -------              -------
                                             Net cash provided by (used in) financing
                                                            activities . . . . . . . . . . . .        (6,048)                  54
                                                                                                     -------              -------
Increase (decrease) in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .           239              (10,259)
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . . . . . . . . . . .           776               19,962
                                                                                                     -------              -------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . . . . . . . . . . .        $1,015               $9,703
                                                                                                     =======              =======




            See notes to condensed consolidated financial statements

                                FRIEDMAN'S INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                December 31, 1997

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. annual report on Form 10-K for the year ended September 30, 1997.

NOTE B - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended December 31:

Numbers in thousands, except earnings per share


                                                                                           1997           1996
                                                                                         --------        -------
Numerator:
  Net income for basic and diluted earnings per
       share - income available to stockholders. . . . . . . . . . . . . . . .            $13,964        $12,968
                                                                                          -------        -------
  Denominator:
    Denominator for basic earnings per
       share - weighted average shares . . . . . . . . .  . . . . . . . . . . .            14,604         14,293

    Effect of dilutive securities:
       Employee stock options. . . . . . . . . . . . . . . . . . . . . . . . .                119            109
                                                                                          -------        -------

       Denominator for diluted earnings per
         share - adjusted weighted average
         shares and assumed conversions                                                    14,723         14,402
                                                                                          =======        =======
    Basic earnings per share . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                            $0.96          $0.91
                                                                                          =======        =======
    Diluted earnings per share . . . . . . . . . . . . . . . . . . . . . . . .              $0.95          $0.90
                                                                                          =======        =======

NOTE C - RECLASSIFICATIONS

         Certain balances as of December 31, 1996 have been reclassified to conform to the current year financial statement presentation.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Total revenues, comprised of net merchandise sales and finance charges and other revenues, increased 16.1% to $112.7 million for the three months ended December 31, 1997, from $97.0 million for the three months ended December 31, 1996. Net merchandise sales increased $13.5 million, or 15.0% for the three months ended December 31, 1997 compared to the same period in the prior year. Of the $13.5 million increase in net merchandise sales, $17.7 million of the increase was attributable to new stores offset by a $4.2 million, or 4.8% decrease in comparable store sales. The increases in total revenues and net merchandise sales during the three months ended December 31, 1997 were attributable to a 32.4% increase in the number of stores in operation to 425 stores at December 31, 1997 from 321 stores at December 31, 1996, offset by the decrease in comparable store sales. Finance charges and other revenues increased 29.0% for the three month period ended December 31, 1997, compared to the same period in the prior year principally due to higher sales levels.

         Cost of goods sold, including occupancy, distribution and buying, for the three months ended December 31, 1997 was $50.0 million, or 48.5% of net merchandise sales, compared with $43.6 million or 48.6% of net merchandise sales for the same period in the prior year. This decrease as a percent of net merchandise sales was the result of improvements in merchandise cost of sales offset by higher occupancy costs, compared to the same period in 1996.

         Selling, general and administrative expenses increased to $28.2 million for the three months ended December 31, 1997, from $22.5 million for the three months ended December 31, 1996. Selling, general and administrative expenses increased to 25.0% of total revenues for the three months ended December 31, 1997 from 23.2% of total revenues in the comparable period in the prior year. This increase as a percentage of total revenues was attributable primarily to a greater rate of decline in revenues on a per store basis, as compared to the rate of decline in selling, general and administrative expenses.

         The provision for doubtful accounts increased 16.5% to $10.5 million for the three months ended December 31, 1997, from $9.0 million for the same period in the prior year. As a percentage of total revenues, the provision for doubtful accounts was 9.3% of total revenues for the three month periods ended December 31, 1997 and 1996, respectively. At December 31, 1997, delinquencies greater than 90 days on a recency basis represented 8.6% of total accounts receivable as compared to 10.9% at December 31, 1996.

         Depreciation and amortization expenses increased 33.3% to $1.3 million for the three months ended December 31, 1997 compared to $0.9 million for the three months ended December 31, 1996. As a percentage of total revenues, depreciation and amortization expense increased to 1.1% for the three months ended December 31, 1997 from 1.0% for the three months ended December 31, 1996. This increase as a percentage of total revenues was the result of additional amortization expense associated with the acquisition of all the rights to the "Friedman's Jewelers" tradename.

         Interest income from a related party for the three months ended December 31, 1997 totaled $559,000 compared to $348,000 for the same period in the prior year. Interest expense for the three months ended December 31, 1997 totaled $548,000 compared to $185,000 for the same period in the prior year. The increase in interest income was the direct result of the June 1997, $5 million investment in Crescent Jewelers, while the increase in interest expense is due primarily to higher outstanding borrowings on the Company's line of credit. See "Liquidity and Capital Resources."

         As a result of the factors above, net income increased 7.7% to $14.0 million for the three months ended December 31, 1997 from $13.0 million for the same period in the prior year. Basic earnings per share for the first quarter was $0.96 per share compared to $0.91 per share for the comparable period in 1996. Basic weighted average shares outstanding increased 2.2% to 14,604,000 for the three months ended December 31, 1997 from 14,293,000 for the same period in the prior year. Diluted earnings per share for the first fiscal quarter was $0.95 per share compared to $0.90 per share for the comparable period in 1996. Diluted weighted average shares outstanding including common stock equivalents increased 2.2% to 14,723,000 for the three months ended December 31, 1997 from 14,402,000 at the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

         On October 16, 1996, the Company invested $20 million in Crescent Jewelers Inc. and its wholly owned subsidiary Crescent Jewelers (together "Crescent"), a privately-owned West-coast based specialty retailer of fine jewelry currently operating 145 stores. The investment is in the form of a $20 million convertible senior subordinated secured loan. The three-year loan is junior to Crescent's $50 million bank-provided credit facility, bears a similar rate of interest to such facility and is secured, after the credit facility, by all of Crescent's assets. The loan is convertible into a minority equity position. On June 12, 1997, the Company purchased $5 million principal amount of 10% senior subordinated convertible notes issued by Crescent pursuant to a previously entered into standby purchase commitment. This brings the Company's total aggregate investment in Crescent to $25 million.

         On July 14, 1997, the Company completed a new $80.0 million, two year revolving credit facility maturing on April 30, 1999, with its existing banks and includes the addition of a third institution. The borrowing rate for the new credit facility is either the bank's offered rate plus 0.875% or at the Company's option, LIBOR plus 0.875%. The new facility also contains certain financial covenants and is secured by inventory and accounts receivable. The total amounts outstanding under the lines were $13.2 million at December 31, 1997.

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

         During 1997, the Company acquired all the rights of A.A. Friedman's Co., Inc. of Augusta, Georgia ("AAFCO") to the "Friedman's Jewelers" tradename and AAFCO changed its corporate name to "Marks & Morgan". In connection with the tradename rights acquisition, the Company issued to AAFCO 250,000 shares of its Class A common stock on May 16, 1997. The shares were placed in escrow and became vested incrementally as AAFCO changed the names of its store locations between May 16, 1997 and September 30, 1997. At September 30, 1997, AAFCO changed the name on all of its stores to "Marks & Morgan". The Company also agreed that for each share placed in escrow, the Company would pay AAFCO an amount by which the actual stock price at June 30, 1999 (the date of settlement for the escrow) is lower than a guaranteed stock price of $28.25 per share (guaranteed price). The Company has agreed to make certain advance payments to AAFCO of approximately $7.1 million through an escrow arrangement which would pre-fund the minimum sales proceeds. As of December 31, 1997, $4 million has been advanced to AAFCO under this arrangement. The Company recorded an asset related to the tradename rights acquisition of approximately $7.1 million (guaranteed amount) with additions to paid in capital of $4.2 million (which represents the quoted market price of the stock on the date of issue) and to other obligations of $2.9 million. The $2.9 million obligation will be adjusted based on changes in the Company's stock price between the date of issuance, May 16, 1997, and the final settlement date, June 30, 1999. At June 30, 1999, any remaining amount of this obligation will be paid in cash by the Company. The advances have been offset by the $2.9 million other obligation and is presented net, as Other Receivable on the balance sheet.

                           Part II. Other Information

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

27       Financial Data Schedule (for SEC use only)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 1998.


                      FRIEDMAN'S INC.

                BY:  /s/ Victor M. Suglia
                     -------------------------------------------------
                     Victor M. Suglia
                     Senior Vice President and Chief Financial Officer