Form 10-Q
period 1998-03-31
FRIEDMANS INC
filed 1998-05-15
CIK 911004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to _________________

Commission file number  0-22356

                                 FRIEDMAN'S INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               58-2058362
--------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identificaiton No.)

         4 West State Street
       Savannah, Georgia 31401                                     31401
----------------------------------------                    -------------------
(Address of principal executive offices)                         (Zip Code)


                                 (912) 233-9333
-------------------------------------------------------------------------------
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

    The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at May 15, 1998 was 13,134,411.

    The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at May 15, 1998 was 1,492,401.

                                      Index

                                 FRIEDMAN'S INC.

Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Income Statements - Three and six months ended March 31, 1998 and 1997

         Balance Sheets - March 31, 1998 and 1997 and September 30, 1997

         Statements of Cash Flows - Six months ended March 31, 1998 and 1997

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information
Item 1.

                                FRIEDMAN'S INC.
                    Condensed Consolidated Income Statements
                                  (Unaudited)
           (Dollars in thousands, except per share and share amounts)

                                                 Three months ended        Six months ended
                                                      March 31                 March 31
                                               ---------------------    ----------------------
                                                 1998         1997         1998         1997
                                               --------    ---------    ---------    ---------
Revenues:
     Net merchandise sales .................   $ 46,803    $  36,156    $ 150,218    $ 125,904
     Finance charges and other .............      9,228        7,075       18,665       14,375
                                               --------    ---------    ---------    ---------
            Total revenues .................     56,031       43,231      168,883      140,279

Operating Costs and Expenses:
     Cost of goods sold including occupancy,
         distribution and buying ...........     25,520       19,370       75,639       62,989
     Selling, general and administrative ...     21,719       15,940       49,964       38,475
     Provision for doubtful accounts .......      3,360        2,951       13,893       11,979
                                               --------    ---------    ---------    ---------
                                                 50,599       38,261      139,496      113,443
                                               --------    ---------    ---------    ---------
Operating income before depreciation
     and amortization ......................      5,432        4,970       29,387       26,836

Depreciation and amortization ..............      1,334          981        2,593        1,923
                                               --------    ---------    ---------    ---------
Income from operations .....................      4,098        3,989       26,794       24,913

Interest income from related party .........       (684)        (415)      (1,243)        (763)
Interest expense ...........................        656          235        1,204          420
                                               --------    ---------    ---------    ---------
                                                    (28)        (180)         (39)        (343)

Income before income taxes .................      4,126        4,169       26,833       25,256
Income tax expense .........................      1,519        1,606       10,262        9,725
                                               --------    ---------    ---------    ---------
Net income .................................   $  2,607    $   2,563    $  16,571    $  15,531
                                               ========    =========    =========    =========

Earnings per share - basic .................   $   0.18    $    0.18    $    1.13    $    1.09
                                               ========    =========    =========    =========

Earnings per share - diluted ...............   $   0.18    $    0.18    $    1.12    $    1.08
                                               ========    =========    =========    =========

Weighted average shares ....................     14,788       14,402       14,755       14,402

Number of stores open ......................        446          335          446          335


            See notes to condensed consolidated financial statements

                                FRIEDMAN'S INC.
                     Condensed Consolidated Balance Sheets
           (Dollars in thousands, except per share and share amounts)

                                                                                              March 31           September 30
                                                                                         -------------------     ------------
                                                                                           1998       1997           1997
                                                                                         --------   --------      -----------
                                                                                             (Unaudited)            (Note)
Assets
Current Assets:
     Cash and cash equivalents .......................................................   $  1,107   $  1,907      $    776
     Accounts receivable, net of allowance for doubtful accounts of $12,377;
         $11,266 at March 31, 1997 and $8,536 at September 30, 1997 ..................     97,637     81,233        76,825
     Inventories, at cost ............................................................    109,320     73,779        78,683
     Other current assets ............................................................      3,788      3,233         2,582
                                                                                         --------   --------      --------
         Total current assets ........................................................    211,852    160,152       158,866

Equipment and improvements, net ......................................................     34,580     26,953        29,380
Notes receivable from related party ..................................................     32,228     20,000        25,000
Tradename rights, net ................................................................      6,670         --         6,906
Other receivable .....................................................................      4,250         --         1,187
Other assets .........................................................................      1,779      1,502         2,012
                                                                                         --------   --------      --------
         Total assets ................................................................   $291,359   $208,607      $223,351
                                                                                         ========   ========      ========

Liabilities and Equity
Current Liabilities:
     Accounts payable ................................................................   $ 38,393   $ 22,191      $ 26,349
     Accrued liabilities .............................................................      6,349      7,415         6,057
     Income taxes payable ............................................................      4,189      1,905            --
                                                                                         --------   --------      --------
         Total current liabilities ...................................................     48,931     31,511        32,406
                                                                                         --------   --------      --------

Bank debt ............................................................................     54,043     14,026        19,397

Stockholders' Equity:
     Preferred stock, par value $.01, 10,000,000 shares authorized
         and none issued .............................................................         --         --            --
     Class A common stock, par value $.01, 25,000,000 shares
         authorized, 13,129,981 issued and outstanding ...............................        131        128           131
     Class B common stock, par value $.01, 7,000,000 shares
         authorized, 1,492,401 issued and outstanding ................................         15         15            15
     Additional paid-in-capital ......................................................    122,285    117,278       122,020
     Retained earnings ...............................................................     65,954     45,649        49,382
                                                                                         --------   --------      --------
            Total stockholders' equity ...............................................    188,385    163,070       171,548
                                                                                         --------   --------      --------
            Total liabilities and equity .............................................   $291,359   $208,607      $223,351
                                                                                         ========   ========      ========

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

            See notes to condensed consolidated financial statements

                                FRIEDMAN'S INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                             (Dollars in thousands)

                                                                      Six months ended
                                                                          March 31
                                                                    --------------------
                                                                      1998         1997
                                                                    --------    --------
Operating Activities:
     Net income .................................................   $ 16,571    $ 15,531
     Adjustments to reconcile net income to cash
          used in operating activities:

          Depreciation and amortization .........................      2,593       1,923
          Provision for doubtful accounts .......................     13,893      11,979
          Changes in assets and liabilities:
               Increase in accounts receivable ..................    (34,705)    (29,991)
               Increase in inventories ..........................    (30,637)     (9,472)
               Increase in other assets .........................       (973)        (92)
               Increase in accounts payable and
                  accrued liabilities ...........................     12,046       1,348
               Increase in income taxes payable .................      4,481       1,905
                                                                    --------    --------
                  Net cash used in operating
                      activities ................................    (16,731)     (6,869)
Investing Activities:
     Additions to equipment and improvements ....................     (7,558)     (5,394)
     Notes receivable from related party ........................     (7,228)    (20,000)
                                                                    --------    --------
            Net cash used in investing
                activities ......................................    (14,786)    (25,394)
Financing Activities:
     Proceeds from bank borrowings ..............................     34,646      14,026
     Advance related to acquisition of tradename rights .........     (3,063)         --
     Proceeds from employee stock purchases and options exercised        265         182
                                                                    --------    --------
             Net cash provided by financing
                activities ......................................     31,848      14,208
                                                                    --------    --------
Increase (decrease) in cash and cash equivalents ................        331     (18,055)
Cash and cash equivalents, beginning of period ..................        776      19,962
                                                                    --------    --------
Cash and cash equivalents, end of period ........................   $  1,107    $  1,907
                                                                    ========    ========



            See notes to condensed consolidated financial statements

                                 FRIEDMAN'S INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                 March 31, 1998

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. annual report on Form 10-K for the year ended September 30, 1997.


NOTE B - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended March 31:

Numbers in thousands, except earnings per share

                                               Three months ended   Six months ended
                                                    March 31,           March 31,
                                                 1998     1997        1998      1997
                                               -------   -------    -------   -------
Numerator:
  Numerator for basic and diluted earnings
    per share - income available to
    stockholders ...........................   $ 2,607   $ 2,563    $16,571   $15,531
                                               -------   -------    -------   -------

Denominator:
  Denominator for basic earnings per
    share - weighted average shares ........    14,612    14,299     14,608    14,296
  Effect of dilutive securities:
    Employee stock options .................       176       103        147       106
                                               -------   -------    -------   -------
    Denominator for diluted earnings per
     share - adjusted weighted average
     shares and assumed conversions ........    14,788    14,402     14,755    14,402
                                               =======   =======    =======   =======

Basic earnings per share ...................   $  0.18   $  0.18    $  1.13   $  1.09
                                               =======   =======    =======   =======

Diluted earnings per share .................   $  0.18   $  0.18    $  1.12   $  1.08
                                               =======   =======    =======   =======


NOTE C - RECLASSIFICATIONS

         Certain balances as of March 31, 1997 have been reclassified to conform to the current year financial statement presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Total revenues, comprised of net merchandise sales and finance charges and other revenues, increased 29.6% to $56.0 million for the three months ended March 31, 1998, from $43.2 million for the three months ended March 31, 1997. Net merchandise sales increased $10.6 million, or 29.4%, for the three months ended March 31, 1998 compared to the same period in the prior year. Of the $10.6 million increase in net merchandise sales, $9.4 million of the increase was attributable to new stores and $1.2 million, or 3.4%, to an increase in comparable store sales. The increases in total revenues and net merchandise sales during the three months ended March 31, 1998 were attributable to a 33.1% increase in the number of stores in operation to 446 stores at March 31, 1998 from 335 stores at March 31, 1997 and the increase in comparable store net merchandise sales of 3.4%. For the six months ended March 31, 1998, total revenues increased 20.4% to $168.9 million from $140.3 million for the six months ended March 31, 1997. Net merchandise sales increased $24.3 million, or 19.3%, for the six months ended March 31, 1998 compared to the same period in the prior year. Of the $24.3 million increase in net merchandise sales, $27.3 million of the increase was attributable to new stores offset by a $3.0 million, or 2.5%, decrease in comparable store sales. Increases in total revenues and net merchandise sales for the six month period ended March 31, 1998 compared with the same period in the prior year were attributable to an increase of 111 net new stores during the period, offset by the decrease in comparable store sales. Finance charges and other revenues increased 30.4% and 29.8% for the three month and six month periods ended March 31, 1998, respectively, compared to the same period in the prior year principally due to higher sales levels.

         Cost of goods sold, including occupancy, distribution and buying, for the three months ended March 31, 1998 was $25.5 million, or 54.5% of net merchandise sales, compared with $19.4 million, or 53.6% of net merchandise sales for the same period in the prior year. The increase as a percent of net merchandise sales was the result of increases in occupancy costs compared to the same period in 1997. For the six months ended March 31, 1998, cost of goods sold, including occupancy, distribution and buying, was $75.6 million, or 50.4% of net merchandise sales compared with $63.0 million, or 50.0% of net merchandise sales for the same period in the prior year. The increase as a percent of net merchandise sales was the result of higher occupancy costs offset by improvements in merchandise cost of sales, compared to the same period last year.

         Selling, general and administrative expenses increased to $21.7 million for the three months ended March 31, 1998, from $15.9 million for the three months ended March 31, 1997. Selling, general and administrative expenses increased to 38.8% of total revenues for the three months ended March 31, 1998 from 36.9% of total revenues in the comparable period in the prior year. This increase was attributable to increases in payroll costs as a percentage of total revenues. For the six months ended March 31, 1998, selling, general and administrative expenses increased 29.9% to $50.0 million, from $38.5 million for the six months ended March 31, 1997. Selling, general and administrative expenses increased to 29.6% of total revenues from 27.4% of total revenues in the comparable period in the prior year. The increase was attributable primarily to increases in payroll and advertising costs as a percentage of total revenues.

         The provision for doubtful accounts increased 13.9% to $3.4 million for the three months ended March 31, 1998, from $3.0 million for the same period in the prior year. As a percentage of total revenues, the provision for doubtful accounts decreased to 6.0% of total revenues for the three month period ended March 31, 1998 from 6.8% of total revenues for the same period in the prior year. For the six months ended March 31, 1998, the provision for doubtful accounts increased 16.0% to $13.9 million from $12.0 million during the same period in the prior year. As a percentage of total revenues, the provision for doubtful accounts decreased to 8.2% from 8.5% in the comparable period last year. The decrease as a percentage of total revenues for both the three and six month periods ended March 31, 1998, were primarily the result of the improved aging of the accounts receivable portfolio. At March

31, 1998, delinquencies greater than 90 days on a recency basis represented 7.5% of total accounts receivable as compared to 9.3% at March 31, 1997.

         Depreciation and amortization expenses increased 36.0% to $1.3 million for the three months ended March 31, 1998 compared to $1.0 million for the three months ended March 31, 1997. For the six months ended March 31, 1998, depreciation and amortization expenses increased 34.8% to $2.6 million compared with $1.9 million during the same period in the prior year. The increases were the result of increased capital expenditures associated with new and existing stores and additional amortization expense associated with the acquisition of all the rights to the "Friedman's Jewelers" tradename.

         Interest income from a related party for the three months ended March 31, 1998 totaled $684,000 compared to $415,000 for the same period in the prior year. Interest expense for the three months ended March 31, 1998 totaled $656,000 compared to $235,000 for the same period in the prior year. For the six months ended March 31, 1998, interest income from a related party totaled $1.2 million compared to $763,000 for the same period in the prior year. For the six months ended March 31, 1998, interest expense totaled $1.2 million compared to $420,000 for the same period in the prior year. The increase in interest income was the direct result of the June 1997 and March 1998, $5.0 million and $7.2 million additional investments in Crescent Jewelers, respectively, while the increase in interest expense is due primarily to higher outstanding borrowings on the Company's line of credit. See "Liquidity and Capital Resources."

         As a result of the factors above, net income increased 1.7% to $2.61 million for the three months ended March 31, 1998 from $2.56 million for the same period in the prior year. Basic and diluted earnings per share for the three months ended March 31, 1998, was $0.18 per share compared to $0.18 per share for the comparable period in 1997. Basic weighted average shares outstanding increased 2.2% to 14,612,000 for the three months ended March 31, 1998 from 14,299,000 for the same period in the prior year and diluted weighted average shares outstanding increased 2.7% to 14,788,000 for the three months ended March 31, 1998, from 14,402,000 for the three months ended March 31, 1997. For the six months ended March 31, 1998, net income increased 6.7% to $16.6 million from $15.5 million for the same period in the prior year. Basic earnings per share for the six months ended March 31, 1998, was $1.13 per share compared to $1.09 per share for the comparable period in 1997. Basic weighted average shares outstanding increased 2.2% to 14,608,000 for the six months ended March 31, 1998 from 14,296,000 for the same period in the prior year. Diluted earnings per share for the six months ended March 31, 1998, was $1.12 per share compared to $1.08 per share for the comparable period in 1997. Diluted weighted average shares outstanding including common stock equivalents increased 2.5% to 14,755,000 for the six months ended March 31, 1998 from 14,402,000 at the same period in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

         For the six months ended March 31, 1998, net cash used in operating activities was $16.7 million compared to $6.9 million in the comparable period last year. While the Company experienced an increase in net income for the six months ended March 31, 1998 compared to the same period last year, the Company continued to use cash in its operations. The increase in cash used in operations was the result of growth in accounts receivable and inventories, both principally from the net addition of 111 stores, partially offset by increases in accounts payable.

         Investing activities used cash of $14.8 million for the six months ended March 31, 1998 compared to $25.4 million in the comparable period last year. During the six months ended March 31, 1998, the Company invested $7.2 million in Crescent Jewelers, Inc. and its wholly owned subsidiary Crescent Jewelers (together "Crescent"), a privately-owned West-coast based specialty retailer of fine jewelry currently operating 152 stores. The investment is in the form of a $10 million participation in Crescent's $65 million bank-provided credit facility, bears the same rate of interest as such facility and is secured by all of Crescent's assets. This brings the Company's total aggregate investment in Crescent to $32.2 million. During the six months ended March 31, 1997, the Company invested $20 million in Crescent. The investment is in the form of a $20 million convertible senior subordinated secured loan. The three-year loan is junior to Crescent's bank-provided credit facility, bears a similar rate of interest to such facility and is secured, after the credit facility, by all of Crescent's assets. The loan is convertible into a minority equity position. Capital spending for the six months ended March 31, 1998 was $7.6 million compared to $5.4 million in the comparable period last year. Capital spending for the six months ended March 31, 1998 and March 31, 1997, was primarily for the net addition of 62 and 34 stores, respectively.

         Financing activities provided $31.8 million for the six months ended March 31, 1998 compared to $14.2 million during the comparable period last year. During the six months ended March 31, 1998, the Company had bank borrowings of $34.6 million and at March 31, 1998, had $26.0 million available under its $80 million revolving credit facility.

         On May 19, 1997, the Company acquired all the rights of A.A. Friedman's Co., Inc. of Augusta, Georgia ("AAFCO") to the "Friedman's Jewelers" tradename. In connection with the tradename rights acquisition, the Company issued to AAFCO 250,000 shares (in escrow) of its Class A common stock. The Company also agreed to pay AAFCO the amount by which the sales price of the stock at June 30, 1999 (the escrow settlement date) is less than $28.25. Prior to the sale of the shares, the Company has agreed to make cash advance payments to AAFCO through an escrow arrangement which would pre-fund the minimum sales proceeds. As of March 31, 1998, the Company has advanced $7.1 million (the full amount to be advanced) to AAFCO under this arrangement.

         On July 14, 1997, the Company completed a new $80.0 million, two year revolving credit facility maturing on April 30, 1999, with its existing banks and includes the addition of a third institution. The borrowing rate for the new credit facility is either the bank's offered rate plus 0.875% or at the Company's option, LIBOR plus 0.875%. The new facility also contains certain financial covenants and is secured by inventory and accounts receivable. At March 31, 1998, $54.0 million was outstanding under the lines, with interest payable ranging from 6.32% to 7.01%.

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of the Company held on February 26, 1998, the following matters were brought before and voted upon by the shareholders.

                              Class A Common Stock
                              --------------------

         1. A proposal to elect the following persons to the Board of Directors to serve until the 1999 Annual Meeting of Stockholders of the Company:

                                                For       Withhold Authority
                                                ---       ------------------
               John E. Cay                  10,505,340          63,495
               Robert W. Cruickshank        10,505,640          63,195
               David B. Parshall            10,504,640          64,195

                              Class B Common Stock
                              --------------------

         1. A proposal to elect the following persons to the Board of Directors to serve until the 1999 Annual Meeting of Stockholders of the Company:

                                                For       Withhold Authority
                                                ---       ------------------
               Bradley J. Stinn              1,492,401           0
               Sterling B. Brinkley          1,492,401           0
               Linda McFarland Jenkins       1,492,401           0
               Robert S. Morris              1,492,401           0
               Mark C. Pickup                1,492,401           0
               Richard Ungaro                1,492,401           0

         2. A proposal to approve the 1997 Stock Option Plan:


                   For        Against        Abstain       Broker Non-Votes
                   ---        -------        -------       ----------------
                1,492,401        0              0                0

         3. A proposal to ratify the selection of Ernst & Young LLP as independent certified public accountants of the Company for the fiscal year ending September 30, 1998:

                   For        Against        Abstain       Broker Non-Votes
                   ---        -------        -------       ----------------
                1,492,401        0              0                0


Item 6.  Exhibits and Reports on Form 8-K

         The Company filed no reports on Form 8-K for the quarter ended March 31, 1998.

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

10.1 Participation Agreement dated as of April 27, 1998, between LaSalle National Bank and the Company.

27      Financial Data Schedule (for SEC use only)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 1998.



                                       FRIEDMAN'S INC.

                                  BY:  /s/ Victor M. Suglia
                                     ------------------------------------
                                     Victor M. Suglia
                                     Senior Vice President and Chief Financial
                                       Officer