Form 10-Q
period 1998-06-30
FRIEDMANS INC
filed 1998-08-14
CIK 911004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the Transition Period From              to
                                          --------------   ------------------

Commission file number  0-22356


                                 FRIEDMAN'S INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                                      58-2058362
--------------------------------------             -----------------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

      4 West State Street
     Savannah, Georgia 31401                                31401
--------------------------------------             ----------------------------
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

    The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at August 14, 1998 was 13,436,918.

    The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at August 14, 1998 was 1,196,283.

                                      Index

                                 FRIEDMAN'S INC.


           Part I.  Financial Information

           Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                    Income Statements - Three and nine months ended June 30, 1998 and 1997

                    Balance Sheets - June 30, 1998 and 1997 and September 30, 1997

                    Statements of Cash Flows - Nine months ended June 30, 1998 and 1997

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



           Part II. Other Information


           Item 6.  Exhibits and Reports on Form 8-K

           Signatures


Part I.  Financial Information
Item 1.
                                 FRIEDMAN'S INC.
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
           (Dollars in thousands, except per share and share amounts)


                                                   Three months ended            Nine months ended
                                                         June 30                       June 30
                                                 -----------------------      ------------------------
                                                   1998          1997           1998           1997
                                                 --------      ---------      ---------      ---------
Revenues:
     Net merchandise sales .................     $ 55,417      $  45,828      $ 205,635      $ 171,732
     Finance charges and other .............        9,305          7,714         27,969         22,089
                                                 --------      ---------      ---------      ---------
            Total revenues .................       64,722         53,542        233,604        193,821

Operating Costs and Expenses:
     Cost of goods sold including occupancy,
        distribution and buying ............       30,343         24,207        105,982         87,196
     Selling, general and administrative ...       23,283         18,542         73,246         57,015
     Provision for doubtful accounts .......        6,900          6,808         20,793         18,786
                                                 --------      ---------      ---------      ---------
                                                   60,526         49,557        200,021        162,997
                                                 --------      ---------      ---------      ---------
Operating income before depreciation
     and amortization ......................        4,196          3,985         33,583         30,824

Depreciation and amortization ..............        1,340          1,091          3,933          3,014
                                                 --------      ---------      ---------      ---------
Income from operations .....................        2,856          2,894         29,650         27,810

Interest income from related party .........         (669)          (468)        (1,912)        (1,228)
Interest expense ...........................        1,035            294          2,240            712
                                                 --------      ---------      ---------      ---------
                                                      366           (174)           328           (516)

Income before income taxes .................        2,490          3,068         29,322         28,326
Income tax expense .........................          880          1,181         11,142         10,906
                                                 --------      ---------      ---------      ---------
Net income .................................     $  1,610      $   1,887      $  18,180      $  17,420
                                                 ========      =========      =========      =========

Earnings per share - basic .................     $   0.11      $    0.13      $    1.24      $    1.21
                                                 ========      =========      =========      =========

Earnings per share - diluted ...............     $   0.11      $    0.13      $    1.23      $    1.20
                                                 ========      =========      =========      =========

Weighted average shares ....................       14,936         14,627         14,815         14,477

Number of stores open ......................          460            359            460            359




            See notes to condensed consolidated financial statements

                                 FRIEDMAN'S INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
           (Dollars in thousands, except per share and share amounts)


                                                                                      June 30           September 30
                                                                                ---------------------   ------------
                                                                                 1998          1997         1997
                                                                                --------     --------   ------------
                                                                                     (Unaudited)           (Note)
ASSETS
Current Assets:
     Cash and cash equivalents ............................................     $    554     $  1,044     $    776
     Accounts receivable, net of allowance for doubtful accounts of $11,441 at June 30, 1998, $10,315 at June 30, 1997 and $8,536 at
        September 30, 1997 ................................................       97,028       79,977       76,825
     Inventories, at cost .................................................      111,407       77,957       78,683
     Other current assets .................................................        3,449        2,643        2,514
                                                                                --------     --------     --------
        Total current assets ..............................................      212,438      161,621      158,798

Equipment and improvements, net ...........................................       35,327       27,595       29,380
Notes receivable from related party .......................................       25,000       25,000       25,000
Tradename rights, net .....................................................        6,552        7,023        6,906
Other receivable ..........................................................        4,250            -        1,187
Other assets ..............................................................        1,654        1,580        2,012
                                                                                --------     --------     --------
        Total assets ......................................................     $285,221     $222,819     $223,283
                                                                                ========     ========     ========

LIABILITIES AND EQUITY
Current Liabilities:
     Accounts payable .....................................................     $ 24,151     $ 21,021     $ 26,349
     Accrued liabilities ..................................................        6,665        8,578        5,989
     Income taxes payable .................................................        2,349          439            -
                                                                                --------     --------     --------
        Total current liabilities .........................................       33,165       30,038       32,338

Bank debt .................................................................       61,901       20,384       19,397
Other long-term obligation ................................................            -        2,813            -

Stockholders' Equity:
     Preferred stock, par value $.01, 10,000,000 shares authorized
        and none issued ...................................................            -            -            -
     Class A common stock, par value $.01, 25,000,000 shares
        authorized, 13,435,118 issued and outstanding .....................          134          131          131
     Class B common stock, par value $.01, 7,000,000 shares
        authorized, 1,196,283 issued and outstanding ......................           12           15           15
     Additional paid-in-capital ...........................................      122,450      121,902      122,020
     Retained earnings ....................................................       67,559       47,536       49,382
                                                                                             --------     --------
            Total stockholders' equity ....................................      190,155      169,584      171,548
                                                                                --------     --------     --------
            Total liabilities and equity ..................................     $285,221     $222,819     $223,283
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



            See notes to condensed consolidated financial statements

                                 FRIEDMAN'S INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                        Nine months ended
                                                                                                             June 30
                                                                                                       ---------------------
                                                                                                         1998          1997
                                                                                                       --------      -------
Operating Activities:
     Net income ..................................................................................     $ 18,180      $17,420
     Adjustments to reconcile net income to cash
        used in operating activities:
        Depreciation and amortization ............................................................        3,933        3,014
        Provision for doubtful accounts ..........................................................       20,793       18,786
        Changes in assets and liabilities:
            Increase in accounts receivable ......................................................      (40,996)     (35,541)
            Increase in inventories ..............................................................      (32,724)     (13,650)
            Decrease (increase) in other assets ..................................................         (576)         400
            Increase (decrease) in accounts payable and
                accrued liabilities ..............................................................       (1,525)       1,340
            Increase in income taxes payable .....................................................        2,349          439
                                                                                                       --------      -------
                Net cash used in operating
                   activities ....................................................................      (30,566)      (7,792)
Investing Activities:
     Additions to equipment and improvements .....................................................       (9,527)      (7,069)
     Notes receivable from related party.........................................................            --      (25,000)
                                                                                                       --------      -------
            Net cash used in investing
                   activities ....................................................................       (9,527)     (32,069)
Financing Activities:
     Proceeds from bank borrowings ...............................................................       42,504       20,384
     Advance related to acquisition of tradename rights ..........................................       (3,063)          --
     Proceeds from employee stock purchases and options exercised ................................          430          559
                                                                                                       --------      -------
            Net cash provided by financing
                   activities ....................................................................       39,871       20,943
                                                                                                       --------      -------
Decrease in cash and cash equivalents ............................................................         (222)     (18,918)
Cash and cash equivalents, beginning of period ...................................................          776       19,962
                                                                                                       --------      -------
Cash and cash equivalents, end of period .........................................................     $    554      $ 1,044
                                                                                                       ========      =======


            See notes to condensed consolidated financial statements

                                 FRIEDMAN'S INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                  June 30, 1998



NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. annual report on Form 10-K for the year ended September 30, 1997.

NOTE B - EARNINGS PER SHARE

         In the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). This statement requires the Company to disclose diluted earnings per share, which includes the dilutive effect of stock options, in addition to basic earnings per share. Basic earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding during each period presented. Diluted earnings per share have been computed by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of options outstanding during the applicable periods. The dilutive effect of the Company's stock options increased the diluted weighted average shares outstanding by 308,000 and 187,000 for the three months ended June 30, 1998 and 1997, respectively, and by 200,000 and 133,000 for the nine months ended June 30, 1998 and 1997, respectively.

NOTE C - RECLASSIFICATIONS

         Certain balances as of June 30, 1997 have been reclassified to conform to the current year financial statement presentation.

NOTE D - STOCKHOLDERS' EQUITY

         During June 1998, 296,118 shares of the Company's Class B Common Stock were converted into Class A Common Shares.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         Total revenues, comprised of net merchandise sales and finance charges and other revenues, increased 20.9% to $64.7 million for the three months ended June 30, 1998, from $53.5 million for the three months ended June 30, 1997. Net merchandise sales increased $9.6 million, or 20.9%, for the three months ended June 30, 1998 compared to the same period in the prior year. The entire $9.6 million increase in net merchandise sales for the quarter was attributable to new stores. Comparable store sales increased 0.1% during the three months ended June 30, 1998. The increases in total revenues and net merchandise sales during the three months ended June 30, 1998 were attributable to a 28.1% increase in the number of stores in operation to 460 stores at June 30, 1998 from 359 stores at June 30, 1997. For the nine months ended June 30, 1998, total revenues increased 20.5% to $233.6 million from $193.8 million for the nine months ended June 30, 1997. Net merchandise sales increased $33.9 million, or 19.7%, for the nine months ended June 30, 1998 compared to the same period in the prior year. Of the $33.9 million increase in net merchandise sales, $36.9 million of the increase was attributable to new stores offset by a $3.0 million, or 1.8%, decrease in comparable store sales. Increases in total revenues and net merchandise sales for the nine month period ended June 30, 1998 compared with the same period in the prior year were attributable to an increase of 101 net new stores during the period, offset by the decrease in comparable store sales. Finance charges and other revenues increased 20.6% and 26.6% for the three month and nine month periods ended June 30, 1998, respectively, compared to the same period in the prior year principally due to higher sales levels.

         Cost of goods sold, including occupancy, distribution and buying, for the three months ended June 30, 1998 was $30.3 million, or 54.8% of net merchandise sales, compared with $24.2 million, or 52.8% of net merchandise sales, for the same period in the prior year. The increase as a percent of net merchandise sales was the result of increases in occupancy costs compared to the same period in 1997. For the nine months ended June 30, 1998, cost of goods sold, including occupancy, distribution and buying, was $106.0 million, or 51.5% of net merchandise sales, compared with $87.2 million, or 50.8% of net merchandise sales, for the same period in the prior year. The increase as a percent of net merchandise sales was the result of higher occupancy costs offset by improvements in merchandise cost of sales, compared to the same period last year.

         Selling, general and administrative expenses increased 25.6% to $23.3 million for the three months ended June 30, 1998, from $18.5 million for the three months ended June 30, 1997. Selling, general and administrative expenses increased to 36.0% of total revenues for the three months ended June 30, 1998 from 34.6% of total revenues in the comparable period in the prior year. For the nine months ended June 30, 1998, selling, general and administrative expenses increased 28.5% to $73.2 million, from $57.0 million for the nine months ended June 30, 1997. Selling, general and administrative expenses increased to 31.4% of total revenues from 29.4% of total revenues in the comparable period in the prior year. The increase as a percentage of total revenues for both the three and nine month periods ended June 30, 1998, was attributable primarily to a greater rate of decline in revenues on a per store basis, as compared to the rate of decline in selling, general and administrative expenses on a per store basis.

         The provision for doubtful accounts increased 1.4% to $6.9 million for the three months ended June 30, 1998, from $6.8 million for the same period in the prior year. As a percentage of total revenues, the provision for doubtful accounts decreased to 10.7% of total revenues for the three month period ended June 30, 1998 from 12.7% of total revenues for the same period in the prior year. For the nine months ended June 30, 1998, the provision for doubtful accounts increased 10.7% to $20.8 million from $18.8 million during the same period in the prior year. As a percentage of total revenues, the provision for doubtful accounts decreased to 8.9% from 9.7% in the comparable period last year. The decrease as a percentage of total revenues for both the three and nine month periods ended June 30, 1998, was primarily the result of the improved aging of the overall accounts receivable portfolio. Delinquencies greater than 90 days on a recency basis represented 7.0% of total accounts receivable as of June 30, 1998 and June 30, 1997, respectively.

         Depreciation and amortization expenses increased 22.8% to $1.3 million for the three months ended June 30, 1998 compared to $1.1 million for the three months ended June 30, 1997. For the nine months ended June 30, 1998, depreciation and amortization expenses increased 30.5% to $3.9 million compared with $3.0 million during the same period in the prior year. The increases were the result of increased capital expenditures associated with new and existing stores and additional amortization expense associated with the acquisition of all the rights to the "Friedman's Jewelers" tradename.

         Interest income from a related party for the three months ended June 30, 1998 totaled $669,000 compared to $468,000 for the same period in the prior year. Interest expense for the three months ended June 30, 1998 totaled $1.0 million compared to $294,000 for the same period in the prior year. For the nine months ended June 30, 1998, interest income from a related party totaled $1.9 million compared to $1.2 million for the same period in the prior year. For the nine months ended June 30, 1998, interest expense totaled $2.2 million compared to $712,000 for the same period in the prior year. The increase in interest income was the direct result of the $5 million additional investment in Crescent Jewelers in June 1997, as well as, a $7.2 million loan to Crescent Jewelers in March 1998. Such loan was repaid by Crescent Jewelers in June 1998. The increase in interest expense is due primarily to higher outstanding borrowings on the Company's line of credit. See "Liquidity and Capital Resources."

         As a result of the factors above, net income decreased 14.7% to $1.6 million for the three months ended June 30, 1998 from $1.9 million for the same period in the prior year. Basic and diluted earnings per share for the three months ended June 30, 1998, was $0.11 per share compared to $0.13 per share for the comparable period in 1997. For the nine months ended June 30, 1998, net income increased 4.4% to $18.2 million from $17.4 million for the same period in the prior year. Basic earnings per share for the nine months ended June 30, 1998, was $1.24 per share compared to $1.21 per share for the comparable period in 1997. Diluted earnings per share for the nine months ended June 30, 1998, was $1.23 per share compared to $1.20 per share for the comparable period in 1997. Diluted weighted average shares outstanding including common stock equivalents increased 2.3% to 14,815,000 for the nine months ended June 30, 1998 from 14,477,000 at the same period in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended June 30, 1998, net cash used in operating activities was $30.6 million compared to $7.8 million in the comparable period last year. While the Company experienced an increase in net income for the nine months ended June 30, 1998 compared to the same period last year, the Company continued to use cash in its operations. The increase in cash used in operations was the result of growth in accounts receivable and inventories, both principally from the net addition of 101 stores and the acceleration of certain merchandise purchases compared to the prior year.

         Investing activities used cash of $9.5 million for the nine months ended June 30, 1998 compared to $32.1 million in the comparable period last year. During the nine months ended June 30, 1997, the Company invested $25 million in Crescent Jewelers, Inc. and its wholly owned subsidiary Crescent Jewelers (together "Crescent"), a privately-owned West-coast based specialty retailer of fine jewelry currently operating 149 stores. The investments were in the form of a $20 million convertible senior subordinated secured loan and a $5 million principal amount of 10% senior subordinated convertible notes issued by Crescent pursuant to a previously entered into standby purchase commitment. The $20 million three-year loan is junior to Crescent's bank-provided credit facility, bears a similar rate of interest to such facility and is secured, after the credit facility, by all of Crescent's assets. The loan is convertible into a minority equity position. Capital spending for the nine months ended June 30, 1998 was $9.5 million compared to $7.1 million in the comparable period last year. Capital spending for the nine months ended June 30, 1998 and June 30, 1997, was primarily for the net addition of 76 and 58 stores, respectively.

         Financing activities provided $39.9 million for the nine months ended June 30, 1998 compared to $20.9 million during the comparable period last year. During the nine months ended June 30, 1998, the Company borrowed $42.5 million under its credit facility and at June 30, 1998, had $18.1 million available under its $80 million revolving credit facility.

         On May 19, 1997, the Company acquired all the rights of A.A. Friedman's Co., Inc. of Augusta, Georgia ("AAFCO") to the "Friedman's Jewelers" tradename. In connection with the tradename rights acquisition, the Company issued to AAFCO 250,000 shares (in escrow) of its Class A common stock. The Company also agreed to pay AAFCO the amount by which the sales price of the stock at June 30, 1999 (the escrow settlement date) is less than $28.25. Prior to the sale of the shares, the Company has agreed to make cash advance payments to AAFCO through an escrow arrangement which would pre-fund the minimum sales proceeds. As of June 30, 1998, the Company had advanced $7.1 million (the full amount to be advanced) to AAFCO under this arrangement.

         On July 14, 1997, the Company completed an $80.0 million, two year revolving credit facility maturing on April 30, 1999. Effective August 10, 1998, the banks extended the maturity date to July 31, 1999. The borrowing rate for the credit facility is either the bank's offered rate plus 0.875% or at the Company's option, LIBOR plus 0.875%. The facility also contains certain financial covenants and is secured by inventory and accounts receivable. At June 30, 1998, $61.9 million was outstanding under the lines, with interest payable ranging from 6.32% to 7.13%.

Part II.  Other Information



Item 5.   Stockholder Proposals

         The proxy statement solicited by management of the Company with respect to the 1999 Annual Meeting of Stockholders will confer discretionary authority to vote on any proposals of stockholders of the Company intended to be presented for consideration at such Annual Meeting that are submitted to the Company after December 8, 1998.


Item 6.  Exhibits and Reports on Form 8-K

         The Company filed no reports on Form 8-K for the quarter ended June 30, 1998.

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

27       Financial Data Schedule (for SEC use only)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 1998.




                             FRIEDMAN'S INC.

                        BY:  /s/ Victor M. Suglia
                             ---------------------------------------------------
                             Victor M. Suglia
                             Senior Vice President and Chief Financial Officer