Form 10-K
period 1998-09-30
FRIEDMANS INC
filed 1998-12-23
CIK 911004

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-K

                            -----------------------
(MARK ONE)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from        to
                                                   ------    ------

                        COMMISSION FILE NUMBER  0-22356

                                FRIEDMAN'S INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        58-2058362
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") was $102,272,877 at December 15, 1998, based on the closing sale price of $7.875 per share for the Class A Common Stock on such date on the Nasdaq National Market.

     The number of shares of the registrant's Class A Common Stock outstanding at December 15, 1998 was 13,449,218. The number of shares of the registrants Class B Common Stock outstanding at December 15, 1998 was 1,196,283.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on February 25, 1999 are incorporated by reference in Part III.

================================================================================

                                FRIEDMAN'S INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS
                               -----------------

ITEM                                                                      PAGE
NUMBER                                                                    NUMBER
--------------------------------------------------------------------------------

                                     PART I

1.       BUSINESS                                                            1

2.       PROPERTIES                                                          8

3.       LEGAL PROCEEDINGS                                                   8

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 8

4(A).    EXECUTIVE OFFICERS OF THE REGISTRANT                                8

                                    PART II

5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                                     9

6.       SELECTED FINANCIAL DATA                                             9

7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                          11

7(A).    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         20

8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        20

9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE                                           20

                                    PART III

10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                   21

11.    EXECUTIVE COMPENSATION                                               21

12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT       21

13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       21

                                    PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K         21

SIGNATURES
EXHIBIT INDEX

                                    PART I.

        SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Friedman's Inc. ("Friedman's" or the "Company") to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance" in Item 7 hereof. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

ITEM 1.  BUSINESS.

GENERAL

     Friedman's is a specialty retailer of fine jewelry and, as of the 1998 Christmas season, operated 469 stores in 22 states primarily in the southern United States. The Company positions itself as "The Value Leader(R)" of specialty retail fine jewelry by offering competitive prices, a broad merchandise selection and a high level of customer service that appeals to its target customers of low to middle income consumers aged 18 to 45 years old. The Company's real estate expansion strategy focuses primarily on opening new stores in power strip centers in small cities and towns. Friedman's believes it has developed a distinctive franchise based on its value orientation, loyal customer base and strong name recognition, having served the southeast since 1920.

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

     The following table sets forth the Company's store openings and closings for its last five fiscal years:

                                                            FISCAL YEAR ENDED
                                                              SEPTEMBER 30,
                                   --------------------------------------------------------------------
                                       1998          1997          1996          1995          1994
                                   ------------  ------------  ------------  ------------  ------------

Number of Stores
   Beginning of Period...........          384           301           215           141            85
   Opened........................           95            90            90            77            56
   Closed........................            8             7             4             3             0
                                          ----          ----          ----          ----          ----
   Total at Period End...........          471           384           301           215           141
                                          ====          ====          ====          ====          ====

Percentage growth over prior
 period..........................         22.7%         27.6%         40.0%         52.5%         65.9%

     It is generally the Company's policy to allow a new store two Christmas seasons to attain the profitability and sales goals set by the Company before it will consider closing the store.

     As of September 30, 1998, the Company operated 471 stores in 22 states. The following table provides information regarding the location by state and number of stores operated by the Company at the end of the Company's last five fiscal years.

                                                                 SEPTEMBER 30,
                                                                 -------------
State                                1998            1997            1996           1995           1994
-----                                ----            ----            ----           ----           ----

Georgia.......................        68              61              58             53             43
North Carolina................        57              54              50             40             33
South Carolina................        42              38              34             29             28
Virginia......................        38              22              14              7              3
Tennessee.....................        35              23              16             10              2
Texas.........................        30              22               8              1              0
Florida.......................        25              21              19             19             15
Alabama.......................        24              18              17             11              7
Louisiana.....................        23              22              21             13              0
Mississippi...................        21              21              21             19              7
Kentucky......................        20              16              12              5              3
Maryland......................        19              11               1              0              0
Arkansas......................        18              13               8              4              0
Oklahoma......................        14              13               6              0              0
Missouri......................        10               9               6              1              0
Ohio..........................         7               7               5              3              0
Indiana.......................         6               5               2              0              0
West Virginia.................         6               1               1              0              0
Illinois......................         4               4               1              0              0
Delaware......................         2               2               0              0              0
Iowa..........................         1               1               1              0              0
Pennsylvania..................         1               0               0              0              0
                                    ----            ----            ----           ----           ----

     Total....................       471             384             301            215            141
                                    ====            ====            ====           ====           ====

     For the 1998 Christmas selling season, the Company operated 469 stores of which 272 stores were in power strip centers and 197 stores were in regional malls.

CUSTOMER SERVICE

     Friedman's has been dedicated for 80 years to providing quality customer service to its customer base, which is comprised primarily of low to middle income consumers in the 18 to 45 year-old age group. The Company offers its customers a flexible trade-in and 30-day return policy, a credit program for qualified purchasers, guaranteed trade-ins on all diamond merchandise and numerous customer appreciation events throughout each year. Pursuant to Company guidelines, "Store Partners" (discussed below) are primarily responsible for cultivating and maintaining relationships with customers. Friedman's believes that in the highly competitive retail jewelry industry, customer satisfaction cannot be emphasized enough and that its customer satisfaction program is the essential element in creating and maintaining successful relationships with its customers.

CREDIT OPERATIONS

     The Company's credit programs are an integral part of its business strategy. Opening a credit account allows Friedman's sales personnel to build relationships with customers that the Company believes engender customer loyalty and facilitate repeat purchases. To support this strategy, the Company has developed a standardized system for extending credit and collecting accounts receivable according to its strict credit disciplines. Credit applications can be processed at each store, which provides customers access to convenient credit. The Company encourages its credit customers to make monthly payments in person at a store and the majority do so, generating additional store traffic and potential purchases and strengthening customer relationships. The Company also accepts major credit cards and accounts for credit card purchases as cash sales.

     Consistent with industry practice, Friedman's encourages the purchase of credit insurance products in connection with sales of merchandise on credit. The Company sells such products as an agent for a third-party insurance company and maintains a reinsurance contract with the insurance company ("Insurance Company").

     As of September 30, 1998, the Company had approximately 245,000 credit accounts with an average net principal balance per account of approximately $365.

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

     Collections. Collection of accounts is, to a large extent, managed at the store level. Accounts are processed five times each month in the Company's central office, with the first three past due notices being sent from the central office. An installment contract is considered delinquent if the customer is seven days past due, at which time the customer receives the first of those three notices from the central office. When an account is 14 days past due, the customer incurs a late charge. If a payment is not received within 21 days after the due date, a more forceful reminder is sent to the customer, which is the third notice sent from the central office. If a payment has not been received by the due date, a report known as a delinquency report is generated at the central office and distributed to the appropriate store, and the store concurrently takes over collection activity. This collection activity consists of phone calls and further notices being sent seven days apart. When the Company deems it appropriate, legal action, such as pursuing remedies in small claims or other courts, may be approved by the supervisor.

     The Company's policy is to generally write-off in full any credit account receivable if no payments have been received for 120 days, and any other credit accounts receivable, regardless of payment history, if judged uncollectible (for example, in the event of fraud in the credit application or bankruptcy).

Effective September 30, 1998, the Company changed its credit policy to include the write-off of all accounts 100% contractually past due and for which no payments have been received for 60 days. This change resulted in a $2.7 million increase in the provision for doubtful accounts during fiscal 1998 (See "Management's Discussion and Analysis of Financial Condition and Results of Operations"). After the account has been written off, it is referred to an outside collection agency. The Company maintains an allowance for uncollectible accounts based in part on historical experience. As of September 30, 1998, the allowance was maintained at 10.5% of the accounts receivable balance. The Company expects that any downturn in general economic conditions in the markets in which it operates would adversely affect its collection of outstanding credit accounts receivable.

     The following table presents certain information related to the Company's credit operations for the last five fiscal years:

                                                                 FISCAL YEAR ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                            1998               1997           1996             1995            1994
                                        -----------         -----------    -----------     -----------     -----------
                                                                          (IN THOUSANDS)
Total revenues.....................       $287,311           $237,292        $192,177        $137,599         $85,299
Revenues attributable to
 credit sales(1)...................        172,271            146,479         120,261          85,524          53,495
Accounts receivable(2).............         99,792             85,361          70,277          50,044          32,283
Allowance for doubtful
 accounts as a percentage
 of accounts receivable............           10.5%              10.0%           10.0%           10.0%           10.0%
Net charge-offs as a percentage
 of credit sales revenue...........           16.2%(3)           14.7%           11.4%            8.8%            6.7%

____________________
(1) Revenues attributable to credit sales constitute merchandise and product warranties sold pursuant to the Company's proprietary credit program as well as earned finance charges and credit insurance.
(2) Accounts receivable are stated net of unearned finance charges and credit insurance.
(3) Includes the accelerated write-off of specific accounts aggregating $2.7 million associated with the Company's change in its credit policy, effective September 30, 1998. Excluding this change in credit policy, net charge-offs as a percentage of credit sales revenue were 14.8%.

     The Company's policy is to review delinquency and net write-offs on a monthly basis and adjust the provision for doubtful accounts so that the accounts are stated at estimated net realizable value.

STORE MANAGEMENT

     Each of the Company's stores is operated under the direction of a Store Partner, a title which reflects the Company's philosophy that each store should be operated as an independent business unit to the greatest extent possible. Store Partners are responsible for the management of all store-level operations including sales, credit extension and collection, and payroll and personnel matters. Store Partners are assisted by a staff which includes an assistant manager and two to five sales associates. The Company's manager trainees complete a manager training and development program and are one of the principal sources for future Store Partners. Sales associates are provided with written manuals containing Company policies and procedures and other training materials and are also trained on-site by supervisory personnel. Thirty-one "Senior Partners," each responsible for approximately 11 stores, and 18 "District Partners," each responsible for approximately four stores including their own, oversee the operations of the Company's stores and evaluate the performance of the Store Partners. Senior Partners report to ten Regional Vice Presidents, each responsible for approximately 20 to 60 stores, and three Division Presidents, each responsible for approximately 100 to 200 stores. Senior Partners, Regional Vice Presidents and Division Presidents interact on a daily basis with the Company's senior management to review individual store performance. The Company believes that its decentralized store management structure enables senior management, Senior Partners, Regional Vice Presidents and Division Presidents to focus on the Company's daily operating disciplines and the needs of its target customers while allowing the Company to continue expanding.

     The Company believes that the quality of its sales personnel is a key to its success in the highly competitive jewelry industry. The Company seeks to motivate its store employees by linking a substantial percentage of their compensation to store performance, specifically sales and cash flow, as well as by offering opportunities for promotion within the Company. In addition, the Company grants stock option awards under the Company's stock option plans to each of the Store Partners on an annual basis in order to align the Store Partners' and the stockholders' long-term interest by creating a strong and direct link to compensation and stockholder return. Friedman's also offers an employee stock purchase plan to substantially all of its employees.

ADVERTISING AND PROMOTIONS

     Friedman's advertising seeks to position the Company as "The Value Leader(R)" in the specialty retail fine jewelry business in the markets that it serves. Frequent special promotions such as diamond remount events and clearance sales are designed to boost traffic through the Company's stores and generate an urgency for customers to make purchases. Store grand openings are an important aspect of the Company's overall advertising plan. The Company has formulated a unique "work the town" advertising effort around store grand openings in which Store Partners personally invite key local residents and businesses to attend.

     The Company's principal advertising vehicles consist of direct mailings, promotions within stores, television and radio commercials, local and regional newspaper advertisements and advertising circulars. The Company believes that increasing store density in its major advertising markets enhances the efficiency of its advertising activities.

MERCHANDISING

     Each Friedman's store offers a wide variety of affordable jewelry products, including diamonds, gemstones, rings, gold jewelry and chains, watches and other fine jewelry. The Company principally sells diamonds and gemstones, and for fiscal 1998, 1997 and 1996, these products represented approximately 67.1%, 66.7% and 64.6%, respectively, of the Company's net merchandise sales. Friedman's stores offer a broad range of diamonds up to one carat and occasionally place special orders for larger diamonds.

     The gold jewelry sold in the Company's stores is primarily 10 and 14 karat, and for fiscal 1998, 1997 and 1996, these products represented approximately 22.8%, 24.0% and 26.9% of the Company's net merchandise sales.

     Sales of wedding-related products accounted for approximately 32.7%, 30.7% and 29.6% of the Company's net merchandise sales in fiscal 1998, 1997 and 1996, respectively. Although the Company's wide range of products and prices is designed to appeal to a broad customer base, its wedding-related and other products particularly attract young adults.

PURCHASING

     The Company does not manufacture its merchandise. The Company purchases complete diamond and other gemstone jewelry, watches and gold jewelry from vendors in the United States and abroad. The Company also subcontracts with jewelry finishers to set loose gems into rings and jewelry, using styles selected by Friedman's. The Company maintains a quality control program, with all items being inspected upon receipt at the Company's offices after setting. The Company believes that it is not reliant upon any one supplier or subcontractor, because it could replace any single supplier or subcontractor with a competing firm without material difficulty.

     The jewelry industry generally is affected by fluctuations in the prices of gold and diamonds and, to a lesser extent, other precious and semi-precious metals and stones. The Company does not maintain long-term inventories or otherwise hedge against fluctuations in the cost of diamonds and gold. A significant increase in prices or decrease in the availability of gold or diamonds could have a material adverse effect on the Company's business. The supply and price of diamonds in the principal world markets are influenced by a single entity, the Central Selling Organization (the "CSO"), a marketing arm of DeBeers Consolidated Mines Ltd. of South Africa. The availability of diamonds to the CSO and the Company's suppliers is to some extent dependent on the political situation in diamond producing countries, such as South Africa, Botswana, Zaire, the former Soviet republics and Australia, and on the continuance of the prevailing supply and marketing arrangements for raw diamonds. Until alternate sources could be developed, any sustained interruption in the supply of diamonds from these producing countries could adversely affect the Company and the retail jewelry industry as a whole.

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

COMPETITION

     The retail jewelry industry is highly competitive. Management believes that the primary elements of competition in the industry are selection of merchandise offered, pricing, quality of sales personnel, advertising, the ability to offer in-house credit, store location and reputation. The ability to compete effectively is also dependent on volume purchasing capability, regional market focus, credit control and information systems.

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

     The Company's mall stores compete with major national jewelry chains, such as Zale Corporation, which includes the Zale's and Gordon's operations; Sterling, Inc., which includes Kay

Jewelers; Marks Bros. Jewelers, Inc; Helzberg's Diamond Shops, Inc.; regional jewelry chains; independent jewelers, and major department stores. Typically, one or more of these competitors are located in the same regional mall as the Company's mall stores, including jewelry kiosks such as Piercing Pagoda. In addition, recently some of the Company's competitors have established non-mall based stores in major metropolitan areas which offer a large selection of jewelry products. The Company also competes with catalog showrooms, discount stores, direct suppliers, home-shopping television programs and jewelry retailers who make sales through internet sites, as well as credit card companies and other providers of consumer credit. Certain of the Company's competitors are substantially larger and have greater financial resources than the Company. The Company also believes that it competes for consumers' discretionary spending dollars with retailers that offer merchandise other than fine jewelry. The foregoing competitive conditions may adversely affect the Company's revenues, profitability and ability to expand.

TRADENAME

     The Company has been doing business under the "Friedman's Jewelers" tradename for approximately 80 years. The Company also uses the "Regency Jewelers" tradename in 37 locations as of September 30, 1998. The Company first began use of this tradename in 1979 when the Company opened a second retail jewelry store in the same mall, but decided it did not want to operate both stores under the same tradename. Since then, the Company has continued the use of the name when it deems it to be advantageous for advertising or marketing purposes. With the acquisition of all the rights of A.A. Friedman Co., Inc. of Augusta, Georgia, ("AAFCO") to the Friedman's Jewelers tradename, the Company plans to change substantially all of the Regency Jewelers stores to Friedman's Jewelers stores during January, 1999.

EMPLOYEES

     As of September 30, 1998, the Company had 3,071 employees. None of the Company's employees are members of unions. The Company believes that its relations with its employees are good.

GOVERNMENT REGULATIONS

     The extension of credit to consumers is a highly regulated area of the Company's business. Numerous federal and state laws impose disclosure and other requirements upon the Company's origination, servicing and enforcement of credit accounts. These laws include the Federal Truth in Lending Act, Equal Credit Opportunity Act and Federal Trade Commission Act. State laws can impose limitations on the maximum amount of finance charges that may be charged by a credit provider, such as Friedman's, and also impose other restrictions on creditors (including restrictions on collection and enforcement) in consumer credit transactions. Friedman's periodically reviews its contracts and procedures for compliance with consumer credit laws with a view to making any changes required to comply with such laws. Failure on the part of the Company to comply with such laws could expose it to substantial penalties and claims for damages and, in certain circumstances, may require the Company to refund finance charges already paid, and to forego finance charges not yet paid under non-complying contracts. Management believes that the Company is in material compliance with such laws, and to date the Company has not experienced any penalties or losses associated with such laws.

     The sale of credit life, health and property and casualty insurance products by the Company is also highly regulated. State laws currently impose disclosure obligations with respect to the Company's sale of credit and other insurance products similar to those required by the Federal Truth in Lending Act, impose restrictions on the amount of premiums that may be charged and also require licensing of certain Company employees. The Company believes it is in compliance in all material respects with all applicable laws and regulations relating to its insurance business.

ITEM 2.  PROPERTIES.

     The Company leases all of its stores. The Company's typical mall lease is for a period of seven to ten years and includes a minimum base rent, a percentage rent based on store sales and a significant common area maintenance charge. The Company's power strip store leases typically have a three-year lease term with several three-year options to renew the lease and have lower occupancy costs than the mall store leases. Generally, under the terms of all of its leases, the Company is required to maintain and conform its usage of the premises to agreed standards, often including required advertising expenditures as a percentage of sales.

     An affiliate owns the buildings in which the Company's headquarters and one store are located in Savannah, Georgia. The Company paid rent of approximately $99,000 to the affiliate in fiscal 1998 for use of the space it occupies in these buildings. The building in which the Company's headquarters is located contains approximately 19,000 square feet of office and administrative space. During fiscal 1998, the Company leased an additional building to accommodate increased home office personnel. This building contains approximately 4,000 square feet of office space and is leased from a third party on a month-to-month basis.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company has received a letter from Service Merchandise alleging that Service Merchandise owns an incontestable federal registration for the trademark THE HELBROS REGENCY & Design and that the Company's use of the service mark REGENCY JEWELERS infringes this mark. Service Merchandise has only requested that the Company halt further use of its REGENCY JEWELERS mark. The matter is close to settlement.

     In addition, the Company is involved in certain legal actions arising in the ordinary course of business, but management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on Friedman's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 30, 1998.


ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers of the Company who are not directors of the Company is set forth below.

     Victor M. Suglia, age 43, has served as Senior Vice President - Chief Financial Officer of the Company since June 1997, and Treasurer and Secretary of the Company since November 1997. Prior to joining the Company in June 1997, Mr. Suglia was Vice President and Corporate Controller for Saks Holdings, Inc., the holding company of Saks Fifth Avenue, for six years.

     Donald J. Wright, age 51, joined the Company in January 1996 as Vice President - Merchandising. Prior to joining the Company, Mr. Wright was Vice President of Merchandising at Reed's Jewelers, Inc. for ten years.

                                   PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK PRICE

     The Company has two classes of Common Stock -- Class A Common Stock and Class B Common Stock. The Company's Class A Common Stock is traded on the Nasdaq National Market (trading symbol "FRDM") and began trading publicly on October 14, 1993. There is no established public trading market for the Class B Common stock. The following table sets forth the quarterly high and low last sales prices per share of the Class A Common Stock as reported by The Nasdaq Stock Market for the latest two full fiscal years.

                                                              High         Low
                                                              ----         ---
FISCAL YEAR ENDED SEPTEMBER 30, 1998
------------------------------------
     First Quarter.........................................  $19.50       $13.50
     Second Quarter........................................  $20.75       $13.50
     Third Quarter.........................................  $22.00       $14.38
     Fourth Quarter........................................  $16.50       $ 5.38

                                                              HIGH         LOW
                                                              ----         ---
FISCAL YEAR ENDED SEPTEMBER 30, 1997
------------------------------------
     First Quarter.........................................  $19.25       $13.25
     Second Quarter........................................  $17.88       $12.63
     Third Quarter.........................................  $23.00       $15.63
     Fourth Quarter........................................  $22.75       $15.00

HOLDERS

     As of December 15, 1998, there were approximately 90 record holders of the Class A Common Stock and two record holders of the Class B Common Stock. The Company estimates that there are approximately 2,600 beneficial owners of the Class A Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     The following statement of income and balance sheet data for fiscal years ended September 30, 1994 through September 30, 1998 were derived from the audited Consolidated Financial Statements of the Company. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                   FISCAL YEAR ENDED SEPTEMBER 30,
                                         ---------------------------------------------------------------------------------
                                                1998             1997             1996            1995            1994
                                                ----             ----             ----            ----            ----
                                                         (Dollars in thousands except per share amounts)
STATEMENT OF INCOME DATA:

Net merchandise sales..................    $   250,538      $   208,304      $   169,407     $   122,350      $   75,534
Finance charges and other..............         36,773           28,988           22,770          15,249           9,765
                                           -----------      -----------      -----------     -----------      ----------
Total revenues.........................        287,311          237,292          192,177         137,599          85,299
Cost of goods sold, including
   occupancy, distribution and buying..        132,296          106,880           86,068          61,840          37,373
Selling, general and administrative
   expenses............................        100,883           72,847           59,871          46,338          27,739
Depreciation and amortization..........          5,269            4,177            3,321           2,516           2,137
Provision for doubtful accounts........         29,900           22,981           15,643           9,311           4,611
Interest (income) expense, net.........            874             (665)           2,197           4,102           3,998
                                           -----------      -----------      -----------     -----------      ----------
Income before extraordinary item
   and income taxes(1).................         18,089           31,072           25,077          13,492           9,441
Income tax expense.....................          6,873           11,805            9,548           3,065           3,586
                                           -----------      -----------      -----------     -----------      ----------
Income before extraordinary item.......         11,216           19,267           15,529          10,427           5,855
Extraordinary item (net of taxes) (1)..             --               --           (1,696)             --              --
                                           -----------      -----------      -----------     -----------      ----------
Net income.............................    $    11,216      $    19,267      $    13,833     $    10,427      $    5,855
                                           ===========      ===========      ===========     ===========      ==========
Diluted earnings per share before
   extraordinary item..................    $      0.76      $      1.33      $      1.19     $      0.97      $     0.63
Weighted average common shares
   outstanding.........................     14,762,000       14,539,000       13,031,000      10,722,000       9,292,000

OTHER OPERATING DATA:

Number of stores (end of periods)......            471              384              301             215             141
Percentage increase in number of stores
   (end of periods)....................           22.7 %           27.6 %           40.0%           52.5%           65.9%
Percentage increase (decrease) in
   comparable store sales (2)..........           (1.1)%           (1.5)%            2.9%           13.3%            8.2%



                                                                              SEPTEMBER 30,
                                          ---------------------------------------------------------------------------------
                                                1998             1997             1996            1995            1994
                                                ----             ----             ----            ----            ----
BALANCE SHEET DATA:

Accounts receivable, net...............    $    89,319      $    76,825      $    63,221     $    45,020      $   29,052
Inventories............................        105,586           78,683           64,307          45,175          27,207
Working capital........................        176,565          126,460          122,241          77,779          43,708
Total assets...........................        268,583          223,283          175,614         121,738          67,119
Long-term debt.........................         66,969           19,397               --          22,369          34,624
Stockholders' equity ..................        180,633          171,548          147,354          74,963          19,121

-------------------------
(1) Extraordinary item in fiscal 1996 of $1,696,000 net of applicable income taxes reflects the payment of a make whole amount of $2,800,000 relating to the early repayment of the Company's 14.25% Senior Subordinated Debt.
(2) A new store becomes a comparable store in the first full month following the anniversary of the opening of such store.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     As used herein, the terms "fiscal 1998," "fiscal 1997" and "fiscal 1996" refer to the Company's fiscal years ended September 30, 1998, 1997, and 1996, respectively.


RESULTS OF OPERATIONS

     The following table sets forth certain percentage relationships based on the Company's Consolidated Income Statements for the periods indicated.


                                                                               FISCAL YEAR ENDED SEPTEMBER 30,
                                                                    ---------------------------------------------------
                                                                        1998                1997                1996
                                                                        ----                ----                ----

Net merchandise sales....................................               87.2%               87.8 %              88.2 %
Finance charges and other................................               12.8                12.2                11.8
                                                                       -----               -----               -----
Total revenues...........................................              100.0               100.0               100.0
Cost of goods sold including occupancy,
    distribution and buying (1)..........................               52.8                51.3                50.8
Selling, general and administrative expenses.............               35.1 (3)            30.7                31.2  (2)
Depreciation and amortization............................                1.8                 1.8                 1.7
Provision for doubtful accounts..........................               10.4 (4)             9.7                 8.1
Interest (income) expense................................                0.3                (0.3)                1.1
                                                                       -----               -----               -----
Income before extraordinary item and income taxes........                6.3                13.1                13.0
Income tax expense.......................................                2.4                 5.0                 5.0
                                                                       -----               -----               -----
Income before extraordinary item                                         3.9                 8.1                 8.1
Extraordinary item (net of taxes)........................                 --                  --                 (.9)
                                                                       -----               -----               -----
Net income...............................................                3.9%                8.1 %               7.2 %
                                                                       =====               =====               =====

---------------
(1) Cost of goods sold, including occupancy, distribution and buying, is expressed as a percentage of net merchandise sales. All other percentages are expressed as a percentage of total revenues.
(2) Selling, general and administrative expenses for the year ended
    September 30, 1996 include $2.1 million of compensation expense related to the Company's long-term incentive program. Excluding this charge, selling, general and administrative expenses as a percentage of total revenues would have been 30.1%.
(3) Selling, general and administrative expenses in fiscal 1998 include a $1.8 million charge related to reserves established for senior executive severance and store closing costs. Excluding this charge, selling, general and administrative expenses as a percentage of total revenues would have been 34.5%.
(4) Provision for doubtful accounts for fiscal 1998 includes the accelerated write-off of specific accounts aggregating $2.7 million associated with the Company's change in its credit policy, effective September 30, 1998. Excluding this change in credit policy, provision for doubtful accounts as a percentage of total revenues would have been 9.5%.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

     Total revenues increased 21.1% to $287.3 million in the fiscal year ended September 30, 1998, from $237.3 million in the fiscal year ended September 30, 1997. Net merchandise sales in fiscal 1998 increased 20.3%, or approximately $42.2 million, compared to fiscal 1997. Of the $42.2 million increase in net merchandise sales, $44.4 million, or 105.2%, of the increase resulted from additional sales contributions from 87 net new stores opened during fiscal 1998, offset by a decrease of $2.2 million, or 1.1%, in comparable store sales in fiscal 1998. Finance charges and other revenues increased 26.9% to

$36.8 million in fiscal 1998 from $29.0 million in fiscal 1997 due to higher finance charge revenues resulting from increased accounts receivable.

     Cost of goods sold, including occupancy, distribution and buying, increased 23.8% to $132.3 million, or 52.8%, of net merchandise sales, for fiscal 1998 versus $106.9 million, or 51.3%, of net merchandise sales, in fiscal 1997. The fiscal 1998 increase as a percentage of net merchandise sales was the result of higher store occupancy costs primarily due to the addition of a higher percentage of new mall stores in 1998.

     Selling, general and administrative expenses increased 38.5% to $100.9 million for fiscal 1998 from $72.8 million in fiscal 1997. As a percentage of total revenues, selling, general and administrative expenses increased to 35.1% in fiscal 1998 from 30.7% in fiscal 1997. Selling, general and administrative expenses in fiscal 1998 included a $1.8 million charge related to reserves established for senior executive severance and store closing costs. Excluding this charge, selling, general and administrative expenses as a percentage of total revenues increased to 34.5% in fiscal 1998 from 30.7% in fiscal 1997. In January 1998, the Company appointed a new President - Chief Operating Officer and a new Vice Chairman - Chief Executive Officer. These two executives resigned their positions with the Company in June 1998 and September 1998, respectively. The direct expenses incurred with the employment and subsequent termination of these executives, as well as the indirect costs associated therewith, significantly impacted selling, general and administrative expenses during fiscal 1998. The increase in selling, general and administrative expenses as a percentage of total revenues in fiscal 1998 was also due to reduced expense leverage associated with the reduction in comparable store sales and a general increase in most operating expenses.

     The provision for doubtful accounts increased 30.1% to $29.9 million in fiscal 1998 from $23.0 million in fiscal 1997. The provision for doubtful accounts as a percentage of total revenues increased to 10.4% in fiscal 1998 from 9.7% in fiscal 1997. The provision for doubtful accounts in fiscal 1998 includes a $2.7 million charge related to a change in the Company's credit policy to accelerate the write-off of all accounts 100% contractually past due if no payments have been received for 60 days. Excluding this charge, the provision for doubtful accounts as a percentage of total revenues decreased to 9.5% in fiscal 1998 from 9.7% in fiscal 1997. The dollar increase in the provision for doubtful accounts was due primarily to increased charge-offs of uncollectible accounts as a percentage of accounts receivable during fiscal 1998 as compared to fiscal 1997 and an increase in the allowance for doubtful accounts to $10.5 million, or 10.5% of accounts receivable at September 30, 1998, compared to $8.5 million, or 10.0% of accounts receivable at September 30, 1997. At September 30, 1998, delinquencies greater than 90 days on a recency basis represented 7.1% of total accounts receivable compared to 7.7% at September 30, 1997.

     Depreciation and amortization expenses increased 26.1% to $5.3 million in fiscal 1998 from $4.2 million in fiscal 1997. Depreciation and amortization expense as a percentage of revenues was 1.8% in fiscal 1998 and fiscal 1997.
The increase in amortization was due to expenses associated with the acquisition of all the rights to the "Friedman's Jewelers" tradename and the increase in depreciation is due to capital expenditures and improvements to new and existing stores in operation.

     Net interest expense was $0.9 million in fiscal 1998 compared to net interest income of $0.7 million in fiscal 1997. As a percentage of total revenues, net interest expense was 0.3% in fiscal 1998 compared to net interest income of 0.3% in fiscal 1997. The fiscal 1998 increase in net interest expense was due primarily to higher outstanding borrowings on the Company's line of credit due primarily to the increase in the net investment in inventory. See "Liquidity and Capital Resources."

     Income tax expense decreased 41.8% to $6.9 million in fiscal 1998 from $11.8 million in fiscal 1997. The Company's effective income tax rate remained at 38.0% in fiscal 1998.

     Net income decreased by 41.8% to $11.2 million in fiscal 1998 compared to $19.3 million in fiscal 1997 primarily as a result of increases in cost of goods sold, selling, general and administrative expenses, provision for doubtful accounts, depreciation and amortization expense and interest expense. This decrease was partially offset by increased sales volume, finance charges, and other revenues.

     Diluted earnings per share decreased 42.9% to $0.76 in fiscal 1998 from $1.33 in fiscal 1997 on weighted average common shares and share equivalents of 14,762,000 and 14,539,000, respectively.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     Total revenues increased 23.5% to $237.3 million in the fiscal year ended September 30, 1997, from $192.2 million in the fiscal year ended September 30, 1996. Net merchandise sales in fiscal 1997 increased 23.0%, or approximately $38.9 million, compared to fiscal 1996. Of the $38.9 million increase in net merchandise sales, $41.4 million, or 106.4%, of the increase resulted from additional sales contributions from 83 net new stores opened during fiscal 1997, offset by a decrease of $2.5 million, or 1.5%, in comparable store sales in fiscal 1997. Finance charges and other revenues increased 27.3% to $29.0 million in fiscal 1997 from $22.8 million in fiscal 1996 due to increased credit sales and increased accounts receivable, which are primary factors for determining finance charge revenues.

     Cost of goods sold, including occupancy, distribution and buying, increased 24.2% to $106.9 million, or 51.3%, of net merchandise sales, for fiscal 1997 versus $86.1 million, or 50.8%, of net merchandise sales, in fiscal 1996. The fiscal 1997 increase as a percentage of net merchandise sales is the result of higher store occupancy costs primarily due to the increase in new stores.

     Selling, general and administrative expenses increased 21.7% to $72.8 million for fiscal 1997 from $59.9 million in fiscal 1996. As a percentage of total revenues, these expenses decreased to 30.7% during fiscal 1997 from 31.2% in fiscal 1996. Selling, general and administrative expenses in fiscal 1996 include a $2.1 million charge related to the Company's long-term incentive program. Excluding this charge, selling, general and administrative expenses as a percentage of total revenues increased to 30.7% in fiscal 1997 from 30.1% in fiscal 1996. The fiscal 1997 increase as a percentage of total revenues is due primarily to reduced expense leverage associated with the reduction in comparable store sales and increased advertising and marketing expenses.

     The provision for doubtful accounts increased 46.9% to $23.0 million in fiscal 1997 from $15.6 million in fiscal 1996. The provision for doubtful accounts as a percentage of total revenues increased to 9.7% in fiscal 1997 from 8.1% in fiscal 1996. The increase in the provision for doubtful accounts is due to an increase in the accounts receivable balance to $85.4 million at September 30, 1997 from $70.3 million at September 30, 1996 and increased charge-offs of uncollectible accounts as a percentage of accounts receivable during fiscal 1997 as compared to fiscal 1996. At September 30, 1997, delinquencies greater than 90 days on a recency basis represented 7.7% of total accounts receivable as compared to 9.0% at September 30, 1996.

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

     Increased sales volume, finance charges, other revenues, and interest income, offset by increases in cost of goods sold, selling, general and administrative expenses, provision for doubtful accounts and depreciation and amortization expense, combined to increase net income before extraordinary item by 24.1% to $19.3 million in fiscal 1997 compared to $15.5 million in fiscal 1996.

     Earnings per share before extraordinary item increased 11.8% to $1.33 in fiscal 1997 from $1.19 in fiscal 1996 on weighted average common shares and share equivalents of 14,539,000 and 13,031,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1998, net cash used in the Company's operating activities was $33.7 million compared to $341,000 and $14.7 million during fiscal 1997 and fiscal 1996, respectively. Despite the Company's ability to generate net income in all three fiscal years, the Company continued to use cash in its operations. Cash used in operations was the result of the growth in accounts receivable and inventories, both principally from the net addition of 87 stores in fiscal 1998, 83 stores in fiscal 1997 and 86 stores in fiscal 1996. Cash used in operations was also affected by a decrease in accounts payable in fiscal 1998 compared to increases in accounts payable in fiscal 1997 and fiscal 1996. To the extent that the Company continues to expand rapidly, it will continue to experience significant increases in credit sales and related increases in customer accounts as well as increases in inventories, which will likely result in a net use of cash from operations.

     Investing activities used cash of $11.8 million, $34.9 million and $9.8 million in fiscal 1998, 1997 and 1996, respectively. The Company added 87 net new stores in fiscal 1998 at a cost of approximately $11.8 million. The Company spent $9.9 million in fiscal 1997 and $9.8 million in fiscal 1996 for the net addition of 83 stores and 86 stores, respectively. In addition, during fiscal 1997, the Company invested $25 million in Crescent Jewelers Inc. and its wholly owned subsidiary Crescent Jewelers (together "Crescent"), a privately-owned West-coast based specialty retailer of fine jewelry currently operating 149 stores. Part of the investment is in the form of a $20 million convertible senior subordinated secured loan (the "Term Loan"). The three-year Term Loan is junior to Crescent's $65 million bank-provided credit facility, bears a similar rate of interest to such facility and is secured, after the credit facility, by all of Crescent's assets. The Term Loan is convertible into a minority equity position in Crescent. Additionally, during fiscal 1997, the Company purchased $5 million principal amount of 10% senior subordinated convertible notes (the "Notes") issued by Crescent pursuant to a previously entered into standby purchase commitment. Based upon the most recent financial statements of Crescent, Crescent is in default under the Term Loan and the Notes. The Company gave Crescent notice of this default pursuant to provisions of the Term Loan agreement and the Notes, and, as a result, the Company will receive an increase in the interest rate of two percentage points on the outstanding indebtedness. The Company believes that the Term Loan and the Notes are recoverable. Accordingly, no reserve for losses has been established for such Notes as of September 30, 1998. It is possible that future events and circumstances could change this assessment.

     Financing activities provided $45.0 million in cash in fiscal 1998, $16.1 million in cash in fiscal 1997 and $36.2 million in cash in fiscal 1996. During fiscal 1998 and fiscal 1997, the Company had bank borrowings of $47.6 million and $19.4 million, respectively, At September 30, 1998 and 1997, the Company had $13.0 million and $60.6 million, respectively, available under its $80.0 million revolving credit facility. During fiscal 1996, net cash provided by financing activities resulted from net proceeds of $58.0 million from the Company's public equity offering in June 1996. The net proceeds from this offering were used, in part, to repay $22.4 million in subordinated debt and $10.5 million in bank debt during fiscal 1996.

     On May 19, 1997, the Company acquired all the rights of A.A. Friedman Co., Inc. of Augusta, Georgia ("AAFCO") to the "Friedman's Jewelers" tradename. The agreement between the Company and AAFCO provides that the Company pay AAFCO 250,000 shares of its Class A Common Stock and that AAFCO will realize a minimum of $7.1 million upon the sale of such shares during or prior to June 1999. Prior to the sale of the shares, the Company has agreed to make cash advance payments to AAFCO through an escrow arrangement which will pre-fund the minimum sale proceeds. During fiscal 1998 and fiscal 1997, the Company advanced $3.1 million and $4.0 million, respectively, in accordance with the agreement.

     On July 14, 1997, the Company entered into an $80.0 million, two year revolving credit facility maturing on April 30, 1999, with its existing banks and an additional third institution (the "Loan Agreement"). Effective August 10, 1998, the banks extended the maturity date to July 31, 1999 and provided a temporary increase to the facility of $10.0 million. The temporary increase to the credit line expires January 1, 1999. The borrowing rate for the credit facility is either the bank's offered rate plus 0.875%, or at the Company's option, LIBOR plus 0.875%. The facility contains certain financial covenants and is secured by inventory and accounts receivable. At September 30, 1998 and 1997, $67.0 million and $19.4 million, respectively, were outstanding under the lines, with interest accruing on such borrowings in a range from 6.185% to 7.630% and 6.51% to 6.93%, respectively. Effective December 22, 1998, two of the banks agreed to extend the maturity date for $70.0 million of the credit facility to January 31, 2000. In addition, all of the banks agreed to amend certain financial covenant targets and adjust the LIBOR spread. Management believes that the Company's credit facility will be sufficient to fund the Company's working capital requirements through fiscal 1999.

     The Company's current plans are to have between 490 and 520 stores in operation for the 1999 Christmas season. The capital required to fund this expansion, principally to finance inventory, fixtures and leasehold improvements, is estimated to be $10.0 million and is intended to be provided by the Company's revolving credit facility.

     On November 19, 1998, the Company announced that its Board of Directors had approved the repurchase of up to $5.0 million of its outstanding Class A Common Stock for a period of up to one year after such date. The repurchases will be made in the open market through block purchases or in privately negotiated transactions, at the discretion of management and pursuant to applicable securities rules. The Company intends to finance the repurchases from cash flow from operations and availability under its existing credit facility.

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

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company currently operates under two principal information systems:
(i) an accounting system that covers all financial information processes from the general ledger to the compilation of financial statements, and (ii) a retail system that covers the Company's credit extension processes as well as inventory management and point-of-sale processes. Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that these computer systems will function properly with respect to dates in the year 2000 and thereafter.

     The accounting system required modifications that the Company has completed and tested, although complete system-wide implementation has not been completed. With regard to the retail system, the Company has decided to separate the credit processes and the inventory/point-of-sale processes into separate systems. The credit system will be comprised of a modified version of the current system.
The inventory/point-of-sale system is a new system the Company has purchased from a third-party vendor. All modifications and installations are expected to be completed in July 1999. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company plans to initiate formal communications with all of its significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company does not utilize electronic data interchange with any of its suppliers, and, as a result, the Company believes the risk of a Year 2000 issue with its suppliers is limited. The Company's total Year 2000 project cost and estimated timetable include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

     The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.5 million and is being funded through operating cash flows. Of the total project cost, approximately $750,000 is attributable to the purchase of new software which will be capitalized. The remaining $750,000 will be expensed as incurred and is not expected to have a material effect on the results of operations. As of December 15, 1998, the Company has incurred approximately $607,000 ($226,000 expensed and $381,000 capitalized) for new systems related to the assessment of, and preliminary modification efforts on, its Year 2000 project.

     Should the Company's computers fail to function properly with respect to dates in the year 2000 and thereafter, the Company believes that the decentralized nature of its store operations would allow it to continue to operate with limited interruption. The primary effect of such a failure would be in the management of inventory levels in the stores and the billing of accounts receivable. The Company presently does not have but intends to develop a detailed contingency plan designed to address this possibility.

     The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), which is effective for fiscal year 1999. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services and major customers. The Company will adopt the new requirements in annual financial statements in 1999. Management has not completed its analysis of the effect of FAS 131 on its reported segments.


                      FACTORS AFFECTING FUTURE PERFORMANCE

DEPENDENCE ON ABILITY TO GROW AND MANAGE GROWTH

     The number of stores we operate has increased greatly during the past three years. For example, we opened approximately 44 net new stores from December 1997 to December 1998. In order to meet our business objectives, we will need to continue to expand our store base during 1999. The success of our expansion program will depend on the performance of our existing stores, our ability to find suitable store locations and our ability to hire and train qualified store personnel. We anticipate that there will continue to be significant competition among specialty retailers for desirable store sites and qualified personnel. Furthermore, if our operations fail to generate sufficient cash flow, we may require additional capital to finance our planned expansion.

     Our growth has placed, and will continue to place, significant demands on all aspects of our business, including our management information and distribution systems and personnel. For these reasons, we may not be successful in continuing our growth or managing our growth. There can be no assurance that we will be able to fund our growth, manage costs, adapt our operating systems, respond to changing business conditions or otherwise achieve or accommodate growth. See Item 1. "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

COMPETITION

     The retail jewelry business is mature and highly competitive. Our retail jewelry business competes with national and regional jewelry chains, as well as with local independently owned jewelry stores and chains. We also compete with other types of retailers who sell jewelry and gift items, such as department stores, catalog showrooms, discounters, direct mail suppliers and television home shopping networks. Our credit operations compete with credit card companies and other providers of consumer credit. Management believes that Friedman's competes primarily on the basis of selection of merchandise offered, pricing, quality of sales personnel, advertising, ability to offer in-house credit, store location and reputation. Many competitors are substantially larger and have greater financial resources than we do. We may not be able to compete successfully with such competitors. Competition could cause us to lose customers, increase expenditures or reduce pricing which could have a material adverse effect on Friedman's business or financial results. See Item 1. "Business Competition."

SENSITIVITY TO GENERAL ECONOMIC CONDITIONS

     Jewelry is not a necessity for people. As a result, sales of jewelry may be particularly affected by adverse trends in the general economy, such as decreases in employment levels, wages and salaries. Historically, people have spent less money on luxury items, such as jewelry, during a decline in general economic activity. Sales of our jewelry are also adversely affected by negative developments in local economic conditions, such as plant closings, industry slowdown and government employment cutbacks. We also depend on customer traffic at the power strip centers and malls where our stores are located. A reduction in consumer spending due to general economic conditions could negatively affect Friedman's results of operation or financial condition.

     A majority of our customers use credit (either from us or another consumer credit source) to purchase jewelry from us. When there are adverse trends in the general economy or increases in interest rates, fewer people use credit. Further, our credit operations are also affected by general economic trends.
Any downturn in general or local economic conditions in the markets in which we operate would adversely affect our ability to collect outstanding credit accounts receivable. During fiscal 1998, we wrote off 16.2% of our accounts receivable as a percentage of credit revenues. See Item 6. "Selected Financial Data" and Item 1. "Business Credit Operations."

SEASONALITY AND FLUCTUATION IN QUARTERLY RESULTS

     Our first fiscal quarter which ends December 31 has historically been the strongest quarter of the year for Friedman's in terms of net sales and operating income. Any substantial disruption of holiday season shopping or other events which affect our first quarter results could have a material adverse effect on our profitability for the whole year. Our quarterly results of operations also may fluctuate significantly as a result of a variety of factors, including the following:

        .  the timing of new store openings,
        .  net sales contributed by new stores,
        .  actions of competitors,
        . fluctuations in comparable store sales, . timing of certain holidays,
        .  changes in our merchandise, and
        . general economic, industry and weather conditions that affect consumer spending.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality."

DEPENDENCE ON KEY PERSONNEL

     Our management and operations depend on the skills and experience of our senior management team, including our President and Chief Executive Officer, Bradley J. Stinn. We believe that our ability to successfully implement our growth strategies depends on the continued employment of our senior management team. The loss of Mr. Stinn or a significant number of other senior officers could hurt us materially. We do not have and do not contemplate entering into employment agreements with, or obtaining key-man life insurance for, any senior officer. See Item 4(A). "Executive Officers of the Registrant."

POTENTIAL EFFECTS OF INCENTIVE COMPENSATION PROGRAM ON EARNINGS

     In October 1994, we made $1.5 million in incentive loans to each of Mr. Stinn and Sterling B. Brinkley, our Chairman of the Board of Directors. We agreed to forgive principal and interest payments on these incentive loans if our Class A Common Stock reached certain prices. When we forgive principal and interest payments, we incur compensation expense which reduces earnings. During 1995 and 1996, we expensed $3 million with respect to the incentive loans. If the price of the Class A Common Stock increases above the remaining price targets, we will incur an additional $3 million in compensation expense. This compensation expense, if incurred, will negatively impact earnings.

FLUCTUATIONS IN COMPARABLE STORE SALES RESULTS

     One widely used measure of the performance of a retail company like Friedman's is comparable store sales results. Variations in comparable store sales results could cause the price of the Class A Common Stock to decrease or fluctuate substantially. Comparable store sales are affected by a variety of factors including:

        . local and general economic conditions, . the retail sales environment, and . our ability to execute our business strategy efficiently.

Comparable store sales decreased 1.1% in fiscal 1998. There can be no assurance that comparable store sales will increase in any period. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

AVAILABILITY AND PRICES OF MERCHANDISE

     We primarily sell jewelry made of gold and diamonds and, to a lesser extent, other precious and semi-precious metals and stones. The prices of these materials have been, and we expect for them to continue to be, subject to significant volatility. Further, the supply and price of diamonds are significantly influenced by a single entity, DeBeers Consolidated Mines Ltd. of South Africa. We do not maintain long-term inventories or otherwise hedge against fluctuations in the cost of gold or diamonds. A significant increase in the price of gold and diamonds could adversely affect Friedman's sales. See Item
1. "Business Purchasing."

     Our supply of diamonds comes primarily from South Africa, Botswana, Zaire, the former Soviet republics and Australia. Changes in the social, political or economic conditions in one or more of these countries could have an adverse effect on our supply of diamonds. Any sustained interruption in the supply of diamonds from these producing countries could adversely affect us and the retail jewelry industry as a whole. See Item 1. "Business Purchasing."

CONCENTRATION OF CONTROL OF FRIEDMAN'S

     Mr. Phillip E. Cohen controls all of the Class B Common Stock through his ownership of MS Jewelers, the general partner of the Partnership which owns the Class B Common Stock. The holders of Class B Common Stock elect 75% of our directors and control the outcome of all other issues decided by our stockholders, including major corporate transactions. Mr. Cohen can transfer the Class B Common Stock and its voting rights to a third party, subject to certain limitations. If Mr. Cohen were to convert the Class B Common Stock into Class A Common Stock, he would control approximately 8.2% of the Class A Common Stock.

LIMITED VOTING RIGHTS OF CLASS A COMMON STOCK

     Holders of Class A Common Stock have the right to elect a minimum of 25% of our directors. As long as there are shares of Class B Common Stock outstanding, holders of Class A Common Stock have no other voting rights, except as required by law. Mr. Cohen, through the Partnership, controls the outcome of substantially all matters submitted to a vote of the stockholders. Some potential investors may not like this concentration of control and the price of Class A Common Stock may be adversely affected. Mr. Cohen's control of Friedman's may also discourage offers by third parties to buy us or to merge with us. Further, the interests of Mr. Cohen could conflict with the interests of the holders of Class A Common Stock.

GOVERNMENT REGULATION

     Federal and state consumer protection laws and regulations limit the manner in which we may offer and extend credit and insurance. Any adverse change in the regulation of credit could adversely affect our results of operations or financial condition. For example, new laws or regulations could limit the amount of interest or fees we could charge on consumer loan accounts, or restrict our ability to collect on account balances. Compliance with, or any violation of, existing and future laws or regulations could require us to make material expenditures or otherwise adversely effect our business or financial results.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's market risk is limited to fluctuations in interest rates as it pertains to the Company's borrowings under its credit facility. The Company pays interest on borrowings at either the lenders' offered rate plus 0.875% or, at the Company's option, LIBOR plus 0.875%. If the interest rates on the Company's borrowings average 100 basis points more in 1999 than they did in 1998, the Company's interest expense would increase and income before income taxes would decrease by $477,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company's borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information under the captions "Election of Directors -- General," "Election of Directors -- Certain Information Concerning Nominees," "Election of Directors -- Executive Officers of the Company" and "Other Matters - Filings Under Section 16(a)" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on February 25, 1999 (the "1999 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information under the captions "Election of Directors - Compensation of Directors" and "Election of Directors - Executive Compensation" in the Company's 1999 Proxy Statement is incorporated herein by reference. In no event shall the information contained in the 1999 Proxy Statement under the captions "Election of Directors -- Executive Compensation - Report on Executive Compensation of the Compensation Committee of the Board of Directors" and "Stockholder Return Comparison" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under the caption "Election of Directors -- Stock Ownership" in the Company's 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the caption "Election of Directors -- Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's 1999 Proxy Statement is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.  Consolidated Financial Statements

     The following consolidated financial statements of Friedman's Inc., incorporated by reference into Item 8, are attached hereto:

Consolidated Income Statements for the Years Ended September 30, 1998, 1997 and 1996

Consolidated Balance Sheets at September 30, 1998 and 1997

Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1998, 1997 and 1996

Consolidated Statements of Cash Flows for the Years Ended September 30, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

Report of Independent Auditors

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


Exhibit
Number                                Exhibit Description
------                                -------------------

3.1 Registrant's Certificate of Incorporation, as amended (incorporated by reference from Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (File No. 333-17755) filed on March 21, 1997).

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

10.2.1 Addendum to Lease between Friedman's Jewelers, Inc., Lessor and Friedman's Inc. dated August 17, 1995 (incorporated by reference from Exhibit 10.5.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

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

10.4 Registration Rights Agreement, dated as of August 19, 1993, by and between Friedman's Inc. and Teachers Insurance and Annuity Association of America (incorporated by reference from Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19,
            1993).

10.5 Letter Agreement regarding Section 6.02(b) of MS Jewelers Limited Partnership's Amended and Restated Agreement of Limited Partnership, dated as of May 24, 1990, between MS Jewelers Corporation and Crescent Jewelers (incorporated by reference from Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19,
            1993).

10.6 Letter Agreement regarding Section 6.02(b) of MS Jewelers Limited Partnership's Amended and Restated Agreement of Limited Partnership, dated as of May 24, 1990, between MS Jewelers Corporation and Steven
            C. Graber (incorporated by reference from Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.7 Option Transfer and Consent Agreement, dated as of March 16, 1992, by and among Sterling B. Brinkley, Steven C. Graber and MS Jewelers Limited Partnership (incorporated by reference from Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19,
            1993).

10.8 Amended and Restated Partnership Purchase Option Agreement, dated as of March 16, 1992, between MS Jewelers Limited Partnership and Steven C. Graber (incorporated by reference from Exhibit 10.27 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19,
            1993).

10.9 Partnership Purchase Option Agreement, dated as of March 16, 1992, between MS Jewelers Limited Partnership and Sterling B. Brinkley (incorporated by reference from Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.10 MS Jewelers Limited Partnership 1993 Incentive Plan (incorporated by reference from Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.11 Representative sample of MS Jewelers Limited Partnership's form of Installment Credit Agreement for self-financed sales to customers (incorporated by reference from Exhibit 10.41 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.12 Representative sample of MS Jewelers Limited Partnership's form of Limited Diamond Warranty (incorporated by reference from Exhibit
            10.42 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.13 Agreement and Understanding, dated December 14, 1994, between Friedman's, Inc. and Morgan Schiff & Co., Inc. regarding financial advisory services (incorporated by reference from Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.14 Loan and Security Agreement, dated as of October 15, 1996, by and between Friedman's Inc. and Crescent Jewelers (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 28, 1996).

10.14.1 Amendment dated June 30, 1997, to that certain Loan and Security Agreement, dated as of October 15, 1996, by and between Friedman's Inc. and Crescent Jewelers (incorporated by reference from Exhibit
            10.18.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997).

10.15 Promissory Note dated, as of October 15, 1996, in the original principal amount of $20,000,000 executed by Crescent Jewelers in favor of Friedman's Inc. (incorporated by reference from Exhibit
            10.2 to the Registrant's Current Report on Form 8-K filed on October 28, 1996).

10.16 Subordination Agreement, dated as of October 15, 1996, by and among the financial institutions party thereto, LaSalle National Bank, as Agent and Friedman's Inc. (incorporated by reference from Exhibit
            10.3 to the Registrant's Current Report on Form 8-K filed on October 28, 1996).

10.17 Standby Purchase Agreement, dated as of October 15, 1996, by and between Friedman's Inc. and Crescent Jewelers, including, as an exhibit thereto, the Form of Note Purchase Agreement (incorporated by reference from Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on October 28, 1996).

10.18 Conversion Agreement, dated as of October 15, 1996, by and among Friedman's Inc., Crescent Jewelers, Inc. and Crescent Jewelers (incorporated by reference from Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on October 28, 1996).

 10.19 Registration Rights Agreement made as of the 16th day of October, 1996, by and between Crescent Jewelers, Inc. and the investors listed from time to time on Schedule A thereto (incorporated by reference from Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on October 28, 1996).

 10.20 Agreement by and between A.A. Friedman Co., Inc., and its Affiliates and the Company (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997).

 10.21 Note Purchase Agreement, dated as of June 12, 1997, by and among Crescent Jewelers and each of the Purchasers named on Schedule I thereto (which includes the Company), relating to the issuance of $8 million in aggregate principal amount of 10% Convertible Senior Subordinated Notes due October 15, 2006 (incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997).

 10.21.1 First Amendment dated June 30, 1997 to that certain Note Purchase Agreement, dated as of June 12, 1997, by and between Crescent Jewelers and the Company, relating to the issuance of $8 million, in aggregate principal amount of the Company's 10% Convertible Senior Subordinated Notes due October 15, 2006 (incorporated by reference from Exhibit 10.25.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997).

 10.22 10% Convertible Senior Subordinated Note due October 15, 2006, dated June 12, 1997, made by Crescent Jewelers in favor of the Company in the original principal amount of $5 million (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997).

 10.23 Second Amended and Restated Loan Agreement, dated July 14, 1997, by and between First Union National Bank and the Company (incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997).

*10.23.1 First Amendment, dated July 31, 1998, to that certain Second Amended and Restated Loan Agreement, dated July 14, 1997, by and between First Union National Bank and the Company.

*10.23.2 Second Amendment, dated December 22, 1998, to that certain Second Amended and Restated Loan Agreement, dated July 14, 1997, by and between First Union National Bank and the Company.

 10.24 Second Amended and Restated Loan Agreement, dated July 14, 1997, by and between NationsBank, N.A. and the Company (incorporated by reference from Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997).

*10.24.1 First Amendment, dated August 10, 1998, to that certain Second Amended and Restated Loan Agreement, dated July 14, 1997, by and between NationsBank, N.A. and the Company.

*10.24.2 Second Amendment, dated December 22, 1998, to that certain Second Amended and Restated Loan Agreement, dated July 14, 1997, by and between NationsBank, N.A. and the Company.

 10.25 Loan Agreement, dated as of July 14, 1997, by and between ABN AMRO Bank N.V. and the Company (incorporated by reference from Exhibit
            10.6 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997).

*10.25.1 First Amendment, dated July 31, 1998, to that certain Loan Agreement, dated as of July 14, 1997, by and between ABN AMRO Bank N.V. and the Company.

*10.25.2 Second Amendment, dated December 18, 1998, to that certain Loan Agreement, dated as of July 14, 1997, by and between ABN AMRO Bank N.V. and the Company.

 10.26 Second Amendment and Restated Intercreditor and Security Agreement, dated July 14, 1997, among NationsBank, N.A. as collateral agent, First Union National Bank, NationsBank, N.A. ABN AMRO Bank N.V. and the Company (incorporated by reference from Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997).

 10.27 Security Agreement, dated July 14, 1997, between the Company and ABN AMRO Bank N.V (incorporated by reference from Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997).

 10.28 Participation Agreement dated as of April 27, 1998 between LaSalle National Bank and the Company (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998).

            EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

 10.29 Friedman's Inc. 1993 Stock Option Plan (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-85216) filed on October 17, 1994).

 10.30 Form of Indemnity Agreement executed by the Registrant and each of Sterling B. Brinkley, Bradley J. Stinn, Robert S. Morris, John Smirnoff, Robert W. Cruickshank and Mark C. Pickup (incorporated by reference from Exhibit 10.44 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

 10.31 Friedman's Inc. 1994 Stock Option Plan for Outside Directors (incorporated by reference from Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
            1994).

 10.32 Friedman's Inc. 1994 Qualified Employee Stock Purchase Plan (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-78820) filed on May 11, 1994).

 10.32.1 Amendment Number One to the Friedman's Inc. 1994 Qualified Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.28.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

 10.33 Loan Agreement, dated November 17, 1994, between Friedman's Inc. and Sterling B. Brinkley (incorporated by reference from Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

 10.33.1 Amendment to Loan Agreement and Promissory Note between Friedman's Inc. and Sterling B. Brinkley dated February 2, 1995 (incorporated by reference from Exhibit 10.39.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

 10.34 Loan Agreement, dated November 17, 1994, between Friedman's Inc. and Bradley J. Stinn (incorporated by reference from Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

 10.34.1 Amendment to Loan Agreement and Promissory Note between Friedman's Inc. and Bradley J. Stinn dated February 2, 1995 (incorporated by reference from Exhibit 10.40.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

 10.35 Friedman's Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 4(d) to the Registrant's Registration Statement on Form S-8 (File No. 33-95584) filed on August 11, 1995).

 10.36 Friedman's Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 4(d) to Registrant's Registration Statement on Form S-8 (File No. 333-06221) filed on June 18, 1996).

 10.37 Friedman's Inc. 1996 Stock Option Plan (incorporated by reference from Exhibit 4(c) to Registrant's Registration Statement on Form S-8 (File No. 333-23757) filed on March 21, 1997).

 10.38 Friedman's Inc. 1997 Stock Option Plan (incorporated by reference from Exhibit 99 to Registrant's Registration Statement on Form S-8 (File No. 333-49133) filed on April 1, 1998).

*10.39      Form of Unsecured Promissory Note issued to the Company by Bradley
            J. Stinn, Victor M. Suglia, Sterling B. Brinkley, John E. Cay, III, Robert W. Cruickshank, David B. Parshall and Mark C. Pickup.

 21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to the Registrant's Annual Report on Form 10-K for its fiscal year ended September 30, 1995).

 23         Consent of Ernst & Young LLP

 27         Financial Data Schedule

*    FILED HEREWITH

(b)  REPORTS ON FORM 8-K

     The Registrant filed no Current Reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1998.

(c)  SEE ITEM 14(A)(3) ABOVE.

(d)  SEE ITEM 14(A)(2) ABOVE.

                           ANNUAL REPORT ON FORM 10-K

                             ITEM 14 (A) 1. AND 2.

             FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                 YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                                Friedman's Inc.

                   Index to Consolidated Financial Statements




Consolidated Income Statements for the Years Ended
  September 30, 1998, 1997 and 1996......................................   F-1
Consolidated Balance Sheets at September 30, 1998 and 1997...............   F-2
Consolidated Statements of Stockholders' Equity for the Years Ended
  September 30, 1998, 1997 and 1996......................................   F-3
Consolidated Statements of Cash Flows for the Years Ended
  September 30, 1998, 1997 and 1996......................................   F-4
Notes to Consolidated Financial Statements...............................   F-5
Report of Independent Auditors...........................................  F-16

FINANCIAL STATEMENT SCHEDULE

Schedule II--Valuation and Qualifying Accounts...........................  F-17

  All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the financial statements.

                                Friedman's Inc.

                         Consolidated Income Statements

                                                YEARS ENDED SEPTEMBER 30,
                                             ------------------------------
                                               1998       1997       1996
                                             --------   --------   --------
                                                  (Amounts in thousands
                                                  except per share data)
Revenues:
 Net merchandise sales                       $250,538   $208,304   $169,407
 Finance charges and other                     36,773     28,988     22,770
                                             --------   --------   --------
     Total revenues                           287,311    237,292    192,177

Costs and Expenses:
 Cost of goods sold, including
  occupancy, distribution and buying          132,296    106,880     86,068
 Selling, general and administrative          100,883     72,847     59,871
 Provision for doubtful accounts               29,900     22,981     15,643
 Depreciation and amortization                  5,269      4,177      3,321
                                             --------   --------   --------
Income from operations                         18,963     30,407     27,274
 Interest income from related party            (2,516)    (1,817)        -
 Interest expense                               3,390      1,152      2,197
                                             --------   --------   --------
Income before extraordinary item and
       income taxes                            18,089     31,072     25,077

Income tax expense                              6,873     11,805      9,548
                                             --------   --------   --------
Income before extraordinary item               11,216     19,267     15,529

Extraordinary item (net of tax)                    -          -      (1,696)
                                             --------   --------   --------
Net income                                   $ 11,216   $ 19,267   $ 13,833
                                             ========   ========   ========
Basic earnings per share:
 Earnings before extraordinary item          $   0.77   $   1.34   $   1.21
 Extraordinary item                                -          -       (0.13)
                                             --------   --------   --------
 Net earnings per share                      $   0.77   $   1.34   $   1.08

                                             ==============================
Diluted earnings per share:
 Earnings before extraordinary item          $   0.76   $   1.33   $   1.19
 Extraordinary item                                -          -       (0.13)
                                             --------   --------   --------
 Net earnings per share                      $   0.76   $   1.33   $   1.06

Weighted average common and common
  equivalent shares outstanding                14,762     14,539     13,031

                            See accompanying notes.

                                Friedman's Inc.

                          Consolidated Balance Sheets

                                                            SEPTEMBER 30,
                                                           1998       1997
                                                         --------   --------
                                                        (Amounts in thousands
                                                           except share and
ASSETS                                                     per share data)
Current Assets:
 Cash                                                    $    243   $    776
 Accounts receivable, net of allowance for
  doubtful accounts of $10,473 in
  1998 and $8,536 in 1997                                  89,319     76,825

 Inventories                                              105,586     78,683
 Other current assets                                       2,398      2,514
                                                         --------   --------
     Total current assets                                 197,546    158,798

Equipment and improvements, net                            36,421     29,380
Notes receivable from related party                        25,000     25,000
Tradename rights, net                                       6,435      6,906
Other receivable, net                                       1,625      1,187
Other assets                                                1,556      2,012
                                                         --------   --------
     Total assets                                        $268,583   $223,283
                                                         ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                        $ 16,757   $ 26,349
 Accrued and other liabilities                              4,224      5,989
                                                         --------   --------
     Total current liabilities                             20,981     32,338

Long-term Liabilities:
 Long-term debt                                            66,969     19,397

Stockholders' Equity:
 Preferred stock, par value $.01, 10,000,000
  shares authorized and none issued                            -          -
 Class A common stock, par value $.01, 25,000,000
  shares authorized, 13,442,167 shares issued and
  outstanding                                                 134        131
 Class B common stock, par value $.01, 7,000,000
  shares authorized, 1,196,283 shares issued and
  outstanding                                                  12         15

 Additional paid-in capital                               119,889    122,020
 Retained earnings                                         60,598     49,382
                                                         --------   --------
     Total stockholders' equity                           180,633    171,548
                                                         --------   --------
     Total liabilities and stockholders' equity          $268,583   $223,283
                                                         ========   ========
                            See accompanying notes.

                                Friedman's Inc.
                Consolidated Statements of Stockholders' Equity
                             (Dollars In Thousands)

                                             Class A Common Stock   Class B Common Stock
                                             --------------------  ----------------------     Additional     Retained
                                               Shares     Amount      Shares      Amount   Paid-in Capital   Earnings    Total
                                             ----------------------------------------------------------------------------------
Balance at September 30, 1995                  7,072,916     $ 71    4,977,377      $ 50          $ 58,560    $16,282  $ 74,963

Public offering of Class A common stock
 and conversion of Class A common warrants     2,200,000       22           -         -             57,932         -     57,954

Issuance of Class A common stock under the
 Employee Stock Purchase Plan                     24,009       -            -         -                420         -        420

Conversion of Class B common stock into
 Class A common stock by an Affiliate          3,203,795       32   (3,203,795)      (32)               -          -         -

Employee stock options exercised                  16,840       -            -         -                184         -        184
Net income                                            -        -            -         -                 -      13,833    13,833
                                           ------------------------------------------------------------------------------------
Balance at September 30, 1996                 12,517,560      125    1,773,582        18           117,096     30,115   147,354

Issuance of Class A common stock pursuant
 to tradename acquisition                        250,000        3           -         -              4,247         -      4,250

Issuance of Class A common stock under the
 Employee Stock Purchase Plan                     20,580       -            -         -                265         -        265

Conversion of Class B common stock into
 Class A common stock by an Affiliate            281,181        3     (281,181)       (3)               -          -         -

Employee stock options exercised                  38,022       -            -         -                412         -        412
Net income                                            -        -            -         -                 -      19,267    19,267
                                           ------------------------------------------------------------------------------------
Balance at September 30, 1997                 13,107,343      131    1,492,401        15           122,020     49,382   171,548

Market value adjustment to common stock
 issued for tradename acquisition                     -        -            -         -             (2,625)        -     (2,625)

Issuance of Class A common stock under the
 Employee Stock Purchase Plan                     23,011       -            -         -                 -          -        287

Conversion of Class B common stock into
 Class A common stock by an Affiliate            296,118        3     (296,118)       (3)               -          -         -

Employee stock options exercised                  15,695       -            -         -                207         -        207
Net income                                            -        -            -         -                 -      11,216    11,216
                                           ------------------------------------------------------------------------------------
Balance at September 30, 1998                 13,442,167     $134    1,196,283      $ 12          $119,889    $60,598  $180,633
                                           ====================================================================================

                            See accompanying notes.

                                Friedman's Inc.

                     Consolidated Statements of Cash Flows

                                                            YEARS ENDED SEPTEMBER 30,
                                                          1998        1997       1996
                                                        --------    --------   --------
                                                                 (In thousands)
Operating Activities:
Net income                                              $ 11,216    $ 19,267   $ 13,833
Adjustments to reconcile net income to
 cash used in operating activities:
  Provision for doubtful accounts                         29,900      22,981     15,643
  Depreciation and amortization                            5,269       4,177      3,321
  Deferred taxes                                             528         418      1,870
  Changes in assets and liabilities:
   Increase in accounts receivable                       (42,394)    (36,585)   (33,844)
   Increase in inventories                               (26,903)    (14,376)   (19,132)
   Decrease (increase) in other assets                        47        (301)     1,661
   Increase (decrease) in accounts
     payable and accrued and other liabilities           (11,357)      4,078      1,984
                                                        --------    --------   --------
  Net cash used in operating activities                  (33,694)       (341)   (14,664)

Investing Activities:
 Additions to equipment and improvements                 (11,842)     (9,919)    (9,841)
 Notes receivable from related party                          -      (25,000)        -
                                                        --------    --------   --------
Net cash used by investing activities                    (11,842)    (34,919)    (9,841)
                                                        --------    --------   --------

Financing Activities:
 Bank borrowings under credit agreements                  47,572      19,397         -
 Advances related to acquisition of tradename rights      (3,063)     (4,000)        -
 Proceeds from employee stock purchases                      494         677        604
 Proceeds from public stock offerings                         -           -      57,954
 Repayments of bank borrowings and subordinated debt          -           -     (22,369)
                                                        --------    --------   --------
  Net cash provided by financing activities               45,003      16,074     36,189
                                                        --------    --------   --------

Increase (decrease) in cash and cash equivalents            (533)    (19,186)    11,684
Cash, beginning of year                                      776      19,962      8,278
                                                        --------    --------   --------
Cash, end of year                                       $    243    $    776   $ 19,962
                                                        ========    ========   ========
Supplemental cash flow information:
  Cash paid for:
   Interest                                             $  2,797    $    902   $  2,410
                                                        ========    ========   ========
   Income taxes                                         $  9,085    $  9,626   $  6,108
                                                        ========    ========   ========

                            See accompanying notes.

                                Friedman's Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1998

1.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  Friedman's Inc. (the "Company") is a retailer of fine jewelry operating 469 stores in 22 states. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts have been eliminated.

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

 Accounts Receivable

  A substantial portion of merchandise sales are made under installment contracts due in periodic payments over periods generally ranging from three to 24 months. The accounts are stated net of unearned finance charges and credit insurance of $11,855,000 and $9,596,000 at September 30, 1998 and 1997,
respectively. Consistent with industry practice, amounts which are due after one year are included in current assets and totaled $9,027,000 and $6,641,000 at September 30, 1998 and 1997, respectively.

  Credit approval and collection procedures are conducted at each store, under Company guidelines, to evaluate the credit worthiness of the Company's customers and to manage the collection process. The Company generally requires down payments on credit sales and offers credit insurance to its customers, both of which help to minimize credit risk. The Company believes it is not dependent on a given industry or business for its customer base and, therefore, has no significant concentration of credit risk.

  The Company maintains allowances for uncollectible accounts. These reserves are estimated based on historical experience, the composition of outstanding balances, trends at specific stores and other relevant information. Generally, accounts on which payments have not been made for four months are charged to the allowance for doubtful accounts. The Company does not require collateral to secure credit purchases made by its customers. Effective September 30, 1998, the Company changed its credit policy to include the write-off of all accounts 100% contractually past due if no payments have been received for 60 days. The impact of this change in policy was a $2.7 million increase in the provision for doubtful accounts during fiscal 1998.

                                Friedman's Inc.

1.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Merchandise Inventories

  Inventories are stated at the lower of weighted average cost or estimated market value.

 Advertising Costs

  Advertising costs are charged against operations when the corresponding advertising is first run. Amounts expensed were $15,225,000, $9,964,000 and $6,977,000 for the years ended September 30, 1998, 1997 and 1996, respectively. The amount of prepaid advertising at September 30, 1998 and 1997 was $839,000 and $648,000, respectively.

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

 Retirement Savings Plan

  In March 1996, the Company adopted a defined contribution Retirement Savings Plan (the Plan) under Section 401(k) of the Internal Revenue Code. Employees at least 21 years of age who have completed one year of service with 1,000 hours or more are eligible to participate in the Plan. Employees elect contribution percentages between 1% and 15% of annual compensation, as well as the investment options for their contributions. The Company makes matching contributions on behalf of each participant equal to 50% of the first 4% of each participant's contribution to the Plan. Company matching contributions to the Plan for the fiscal years ended September 30, 1998, 1997 and 1996 were $181,000, $152,000 and $103,000, respectively. Employee contributions are 100% vested while Company contributions are vested according to a specified scale based on years of service.

 Stock-Based Compensation

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

 Fair Values of Financial Instruments

  The reported amounts in the balance sheets at September 30, 1998 and 1997, respectively, for cash, accounts receivable, accounts payable, and long-term debt approximate fair value.

                                Friedman's Inc.

1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Earnings Per Share

  During 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic earnings per common share and diluted earnings per common share. Basic earnings per common share excludes any dilutive effect of options, warrants and convertible securities. The dilutive effect of the Company's stock options is included in diluted earnings per common share and had the effect of increasing the diluted weighted average shares outstanding by 142,000, 131,000, and 252,000 in 1998, 1997 and 1996, respectively. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to FAS 128 requirements.

  Certain options outstanding during each of the following years and their related exercise prices were not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the shares and, therefore, the effect would be antidulitive:
1998 - 324,840 shares at prices ranging from $16.31 to $21.75, and 1997 - 216,900 shares at prices ranging from $17.25 to $19.50.

 Reclassifications

  Certain balances as of September 30, 1997 have been reclassified to conform to the current year financial statement presentation.

 New Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), which is effective for fiscal year 1999. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services and major customers. The Company will adopt the new requirements in annual financial statements in 1999. Management has not completed its analysis of the effect of FAS 131 on its reported segments.

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

  The Company has two classes of common stock, Class A and Class B. The Class B shares elect 75% of the directors and vote without Class A participation on all other matters required to be submitted to a vote of the stockholders. Each Class B share is convertible, at any time, at the option of the holder into one Class A share. If all Class B shares have been converted, each Class A share is entitled to one vote on all matters submitted to the stockholders.

                                Friedman's Inc.

2.  FINANCING ARRANGEMENTS (CONTINUED)

  During June 1998, 296,118 shares of the Company's Class B Common Stock were converted into Class A Common Stock.

 Bank Line of Credit Agreement

  The Company's credit facility with a group of banks provides for borrowings on 75% of eligible accounts receivable and 50% of eligible inventories up to $80,000,000 through January 31, 2000 (except for $10 million of the facility, which expires July 31, 1999). Borrowings under the facility bear interest at either the bank's offered rate (similar to a money market rate) plus 0.875% or, at the Company's option, LIBOR plus 0.875%. The weighted average interest rate on borrowings outstanding at September 30, 1998 and 1997 were 6.637% and 6.565%, respectively.

  Borrowings under the facility are secured by substantially all of the Company's assets. The agreement contains certain financial covenants, prohibits cash dividends, and limits mergers and acquisitions, certain capital transactions and the incurrence of additional indebtedness.

3.  EQUIPMENT AND IMPROVEMENTS

  Equipment and improvements, at cost, consist of the following (in thousands):

                                                          SEPTEMBER 30
                                                      --------------------
                                                         1998        1997
                                                      --------    --------
  Store and office equipment                          $ 25,798    $ 20,261
  Leasehold improvements                                21,249      17,267
  Computer equipment and implementation costs            6,358       5,003
                                                      --------    --------
                                                        53,405      42,531
  Less accumulated depreciation and amortization       (16,984)    (13,151)
                                                      --------    --------
                                                      $ 36,421    $ 29,380
                                                      ========    ========

4.    PURCHASE OF TRADENAME

  During 1997, the Company acquired all the rights of A.A. Friedman's Co., Inc. of Augusta, Georgia (AAFCO) to the "Friedman's Jewelers" tradename for $7.1 million. In connection therewith, the Company issued to AAFCO 250,000 shares of its Class A common stock, which were placed in escrow, and agreed to pay AAFCO the amount by which the actual stock price at June 30, 1999 (the date of settlement for the escrow) is lower than a guaranteed stock price of $28.25 per share. The Company also agreed to make advance payments to AAFCO through an escrow arrangement which would pre-fund the minimum purchase price. As of September 30, 1998, $7.1 million of advance payments had been made. The shares issued in connection with the tradename rights acquisition were recorded at the then current market price. The issuance price of such shares will be adjusted based on changes in the Company's stock price between the date of issuance, May 16, 1997, and the final settlement date, June 30, 1999.

                                Friedman's Inc.

5.  ACCRUED AND OTHER LIABILITIES

  Accrued and other liabilities consist of the following (in thousands):

                                                      SEPTEMBER 30
                                                     1998      1997
                                                     ----      ----

  Accrued compensation and related expenses         $3,145    $2,271
  Other                                             $1,079    $3,718
                                                    ------    ------
                                                    $4,224    $5,989
                                                    ======    ======

6.  LONGTERM INCENTIVE PROGRAM

  During fiscal 1995, the Board of Directors approved agreements which provide incentive compensation to the Chairman of the Board and Chief Executive Officer and the Chairman of the Executive Committee based on growth in the price of the Company's publicly traded common stock. Both of the executives were advanced $1,500,000 evidenced by a recourse promissory note due in 2004 and bearing interest at the minimum rate allowable for federal income tax purposes. The incentive features of the loans provide that: (i) as long as the executives are employed by the Company on the date on which interest is due on the loans, such interest will be forgiven; (ii) a percentage of the outstanding principal of the loans will be forgiven upon the attainment of certain targets for the price of the Company's Class A common stock, as indicated below, provided that the executives are employed by the Company on the date that the stock price target is attained; and (iii) the Company will pay any personal tax effects due as the result of such forgiveness of interest and principal.

  The stock price targets and related forgiveness percentages for each year of the incentive program are noted in the following table:

                        YEARS 1-5                                                 YEARS 6-10
------------------------------------------------------------------------------------------------------------------
                               % OF ORIGINAL PRINCIPAL                                    % OF ORIGINAL PRINCIPAL
    STOCK PRICE TARGET             BALANCE FORGIVEN            STOCK PRICE TARGET             BALANCE FORGIVEN
-------------------------    ---------------------------     ---------------------      --------------------------
        $22.50                           15%                       $32.50                           50%
         25.00                           30%                        37.50                           60%
         27.50                           50%                        45.00                           70%
         30.00                           75%                        52.50                           80%
         32.50                          100%                        60.00                          100%

  Attainment of the stock price target is based on the average closing price of the Class A common stock on the Nasdaq National Market for ten consecutive trading days. The stock price targets specified will be adjusted proportionally to reflect any stock split, reverse stock split, recapitalization or other similar event. In addition, in the event of the death or disability of the Executives, or a Change in Control of the Company (as defined in the loan agreements), the remaining principal amount and accrued interest will be forgiven. Upon forgiveness of principal under either such loan, the Company incurs compensation expense as of the date of the respective forgiveness.

                                Friedman's Inc.

6.  LONGTERM INCENTIVE PROGRAM (CONTINUED)

  Through September 30, 1998, the principal amount of each loan had been reduced by $750,000 by attainment of stock price targets. In connection therewith, compensation expense totaling approximately $2,100,000 was charged to operations during 1996, which represented forgiveness of principal and related personal income tax costs.

7.  RELATED PARTY TRANSACTIONS

  During fiscal 1998 and 1997, the Company paid $400,000 to an affiliated entity pursuant to a Financial Advisory Services Agreement (the "Agreement"). Pursuant to the Agreement, the affiliate provides the Company with certain financial advisory services with respect to capital structure, business strategy and operations, budgeting and financial controls, mergers and acquisitions, and other similar transactions. The Agreement has a term of one year with an automatic renewal unless either party terminates by written notice. The Company has agreed to indemnify the affiliate against any losses associated with the Agreement.

  In October 1996, the Company made a convertible senior subordinated term loan to Crescent Jewelers ("Crescent"), an affiliate, in the principal amount of $20 million (the "Term Loan"). The Term Loan is due in October 1999, is secured by a second priority interest in substantially all of the assets of Crescent, and is subordinate to Crescent's senior secured bank credit facility.

  Also in October 1996, the Company entered into a Standby Purchase Agreement with Crescent (the "Standby Purchase Agreement") which provided for the Company to purchase, upon Crescent's request, up to $5,000,000 of Crescent's 10% Convertible Senior Subordinated Notes due 2006 (the "10% Notes). The Company purchased $5 million of the 10% Notes in June 1997.

  Pursuant to a Conversion Agreement (the "Conversion Agreement") by and among the Company, Crescent and Crescent Jewelers, Inc., a Delaware corporation ("CJI") which owns 100% of the outstanding capital stock of Crescent, the Term Loan is convertible into a minority equity interest of CJI ("Stock") in accordance with conditions specified in the agreement. In addition, pursuant to the Conversion Agreement, up to one-half of the remaining unpaid principal amount of the Term Loan, if any, is convertible into Stock, on or after an initial public offering of Crescent, at the initial public offering price.

  The shares of Stock received upon the conversion of the Term Loan or the 10% Notes are subject to a Registration Rights Agreement by and among CJI and certain investors, which include the Company (the "Registration Rights Agreement"). Pursuant to the Registration Rights Agreement, the Company has the right, under certain circumstances, to demand two registrations of shares of Stock received in conversion of the Term Loan and 10% Notes, and to participate in certain offerings by CJI of Stock.

  Presently, Crescent is in default under its credit agreement and is negotiating with its creditors to restructure certain of its debts. The Company is uncertain of the outcome of these negotiations. The Company believes its notes receivable are recoverable. Accordingly, no reserve for losses has been established for such notes as of September 30, 1998. It is possible that future events and circumstances could change such assessment.

                                Friedman's Inc.

8.  STOCK PLANS

 Stock Option Plan

  The Company has several stock option plans that provide for the granting of incentive stock options to officers and key employees up to a maximum of 1,380,000 Class A shares. All incentive stock options are granted at the common stock's fair market value at the grant date, as determined by the Board of Directors. All options have a 10-year term and vest over three years.

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

                                                      1998              1997
                                                     -------          -------
        Net income-as reported                       $11,216          $19,267
        Net income-pro forma                           9,956           18,503

        Basic earnings per share-as reported         $  0.77          $  1.34
        Basic earnings per share-pro forma           $  0.68          $  1.28

  Because the above pro forma amounts only include options granted beginning in fiscal year 1996, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

                                Friedman's Inc.

8.   STOCK PLANS (CONTINUED)

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation method with the following assumptions:

                                             1998       1997
                                           ---------  ---------
        Expected dividend yield                0.00%      0.00%
        Risk-free interest rate                6.04%      6.22%
        Expected life of options           10 years   10 years
        Expected stock price volatility       0.491      0.431

  A summary of the activity under the stock option plan is as follows:

                                                                         WEIGHTED AVERAGE
                                SHARES AVAILABLE         OPTIONS        EXERCISE PRICE PER
                                   FOR GRANT           OUTSTANDING            SHARE
                                ----------------    ----------------    ------------------
September 30, 1995                     19,420             583,860               $ 12.52
 Reserved for issuance                120,000                  -                     -
 Granted                             (105,050)            105,050                 19.47
 Canceled                              13,540             (13,540)               (17.42)
 Exercised                                 -              (16,840)               (10.97)
                                     --------           ---------               -------
September 30, 1996                     47,910             658,530                 13.57
 Reserved for issuance                150,000                  -                     -
 Granted                             (151,950)            151,950                 17.90
 Canceled                              35,440             (35,440)               (17.88)
 Exercised                                 -              (38,022)               (10.93)
                                     --------           ---------               -------
September 30, 1997                     81,400             737,018                 14.39
 Reserved for issuance                500,000                  -                     -
 Granted                             (454,100)            454,100                 14.62
 Canceled                             171,290            (171,290)               (15.47)
 Exercised                                 -              (12,915)               (13.58)
                                     --------           ---------               -------
September 30, 1998                    298,590           1,006,913                 14.32
                                     ========           =========               =======

  The weighted average fair value per share of options granted during the year ended September 30, 1998, 1997 and 1996 was $9.90, $11.64 and $12.54,
respectively.

  Exercise prices for options outstanding at September 30, 1998 ranged from $10.00 to $21.75 per share. At September 30, 1998, the weighted average contractual life of options outstanding is 7.1 years and options to purchase 596,684 shares are exercisable.

 Employee Stock Purchase Plan

  The Company maintains an Employee Stock Purchase Plan (the "Plan") in accordance with Section 423 of the Internal Revenue Code. Substantially all employees are eligible to participate in the Plan and each employee may purchase up to $25,000 of Class A Common Shares during each calendar year at market price less a discount of approximately 15%.

                                Friedman's Inc.

9.  INCOME TAXES

  The provision for income taxes before extraordinary item for the years ended September 30 consists of the following (in thousands):

                                             1998        1997        1996
                                            ------     -------      ------
         Current:
           Federal                          $5,396     $ 9,729      $6,696
           State                               949       1,658         982
                                            ------     -------      ------
                                             6,345      11,387       7,678
         Deferred                              528         418       1,870
                                            ------     -------      ------
                                            $6,873     $11,805      $9,548
                                            ======     =======      ======

  Income tax expense reconciled to the amount computed at statutory rates for the years ended September 30 is as follows (in thousands):

                                                   1998     1997     1996
                                                  ------  -------   ------
        Federal tax at statutory rate             $6,204  $10,875   $8,777
        State income taxes (net of federal
          income tax benefit)                        391    1,271      829
        Other, net                                   278     (341)     (58)
                                                  ------  -------   ------
                                                  $6,873  $11,805   $9,548
                                                  ======  =======   ======

  Significant components of the Company's deferred tax assets and liabilities at September 30 are as follows (in thousands):

                                                    1998      1997      1996
                                                   ------    ------    ------
        Deferred tax assets:
          Allowance for doubtful accounts          $2,076    $1,283    $  936
          Accrued liabilities                          85        41       527
          Other                                        71       206       298
                                                   ------    ------    ------
                                                    2,232     1,530     1,761

        Deferred tax liabilities:
          Inventory                                   950       635       645
          Equipment and improvements                1,188       379       427
          Prepaid assets                              388         -         -
          Accrued liabilities                           -       429       267
          Other                                       231        83         -
                                                   ------    ------    ------
                                                    2,757     1,526     1,339
                                                   ------    ------    ------
        Net deferred tax assets (liabilities)      $ (525)   $    4    $  422
                                                   ======    ======    ======

                                Friedman's Inc.

10.  COMMITMENTS AND CONTINGENCIES

  The Company's principal leases are for store facilities and expire at varying dates during the next 10 years. In addition to fixed minimum rentals, many of the leases provide for contingent rentals based upon a percentage of store sales above stipulated amounts. Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

        YEARS ENDED SEPTEMBER 30
        ------------------------
        1999                                                  $15,379
        2000                                                   13,171
        2001                                                   11,125
        2002                                                    9,225
        2003                                                    7,396
        Subsequent years                                       10,053
                                                              -------
                                                              $66,349
                                                              =======

  Total rent expense for all leases is as follows (in thousands):

                                          YEARS ENDED SEPTEMBER 30
                                           1998      1997     1996
                                         -------   -------   ------
        Minimum rentals                  $18,355   $12,597   $8,860
        Contingent rentals                   446       529      897
                                         -------   -------   ------
        Total rent                       $18,801   $13,126   $9,757
                                         =======   =======   ======

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

                                Friedman's Inc.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 30, 1998 and 1997 (in thousands except per share data):

                                                        Quarters Ended
                                      ---------------------------------------------------
                                      December 31    March 31    June 30     September 30
                                      -----------    --------    -------     ------------
         Fiscal 1998
-------------------------------
Total revenues                          $112,854       $56,031    $64,723      $53,702
Cost of goods sold, including
 occupancy, distribution and
 buying                                   50,126        25,520     30,345       26,304
Income (loss) before income taxes         22,707         4,126      2,490      (11,233)(a)
Net income (loss)                         13,964         2,607      1,610       (6,965)
Diluted earnings (loss) per share           0.95          0.18       0.11        (0.48)

         Fiscal 1997
-------------------------------
Total revenues                          $ 97,048       $43,231    $53,542      $43,471
Cost of goods sold, including
 occupancy, distribution and
 buying                                   43,619        19,370     24,207       19,685
Income before income taxes                21,087         4,169      3,068        2,743
Net income                                12,968         2,563      1,887        1,844
Diluted earnings per share                  0.90          0.18       0.13         0.13

   (a) Income before income taxes for the quarter ended September 30, 1998 includes a $1.8 million charge related to reserves established for senior executive severance and store closing costs and a $2.7 million charge for the accelerated write-off of specific accounts associated with the Company's change in its credit policy, effective September 30, 1998.

                         Report of Independent Auditors

Board of Directors and Stockholders
Friedman's Inc.

We have audited the accompanying consolidated balance sheets of Friedman's Inc. (the Company) as of September 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friedman's Inc. at September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended
September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                              /s/ Ernst & Young LLP

Atlanta, Georgia
November 18, 1998

                                Friedman's Inc.

                 Schedule II--Valuation and Qualifying Accounts


                                                           BALANCE AT                                  BALANCE AT
                                                            BEGINNING                                    END OF
                   DESCRIPTION                              OF PERIOD   ADDITIONS      DEDUCTIONS        PERIOD
-----------------------------------------------------      ----------  -----------     -----------     -----------
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts:
  Year ended September 30, 1996                            $5,024,000  $15,643,000(1)  $13,611,000(2)  $ 7,056,000
  Year ended September 30, 1997                             7,056,000   22,981,000(1)   21,501,000(2)    8,536,000
  Year ended September 30, 1998                             8,536,000   29,900,000(1)   27,963,000(2)   10,473,000

 Unearned finance charges and credit insurance:
  Year ended September 30, 1996                            $5,843,000  $19,595,000(3)  $17,535,000(4)  $ 7,903,000
  Year ended September 30, 1997                             7,903,000   23,707,000(3)   22,014,000(4)    9,596,000
  Year ended September 30, 1998                             9,956,000   28,457,000(3)   26,198,000(4)   11,855,000

----------------
(1)  Provision for doubtful accounts.
(2)  Uncollectible accounts receivable written off, net of recoveries.
(3)  Additions to credit insurance are the dollar amount of premiums sold.
(4) Deductions to unearned finance charges and credit insurance occur as finance charges and credit insurance are earned.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 23, 1998.

                                        FRIEDMAN'S INC.

                                        By: /s/ Bradley J. Stinn
                                           ----------------------------
                                           Bradley J. Stinn
                                           President and
                                           Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on December 23, 1998.

      SIGNATURE                                        TITLE
      ---------                                        -----

                                              Chairman of the Executive
                                              Committee, President and
/s/ Bradley J. Stinn                          Chief Executive Officer
-----------------------------                 (Principal Executive Officer)
Bradley J. Stinn


/s/ Sterling B. Brinkley                      Chairman of the Board of Directors
-----------------------------
Sterling B. Brinkley

                                              Director
-----------------------------
John E. Cay III

/s/ Robert W. Cruickshank                     Director
-----------------------------
Robert W. Cruickshank

/s/ Robert S. Morris                          Director
-----------------------------
Robert S. Morris

/s/ David B. Parshall                         Director
-----------------------------
David B. Parshall

                                              Director
-----------------------------
Mark C. Pickup


                                              Senior Vice President - Chief
                                              Financial Officer
/s/ Victor M. Suglia                          (Principal Financial and
-----------------------------                 Accounting Officer)
Victor M. Suglia

                               =================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                                   ---------



                                    EXHIBITS
                                       TO
                                 ANNUAL REPORT
                                       ON
                                   FORM 10-K
                           FOR THE FISCAL YEAR ENDED
                               SEPTEMBER 30, 1998

                                   ---------



                                FRIEDMAN'S INC.

                               =================

                               INDEX TO EXHIBITS

     The exhibits indicated below are either included or incorporated by reference herein, as indicated.


EXHIBIT
NUMBER                           EXHIBIT DESCRIPTION
-------                          -------------------

  3.1 Registrant's Certificate of Incorporation, as amended (incorporated by reference from Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (File No. 333-17755) filed on March 21,
             1997).

  3.2        Bylaws of the Registrant (incorporated by reference from Exhibit
             3.2 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

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

 10.2.1 Addendum to Lease between Friedman's Jewelers, Inc., Lessor and Friedman's Inc. dated August 17, 1995 (incorporated by reference from Exhibit 10.5.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995).

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

 10.4 Registration Rights Agreement, dated as of August 19, 1993, by and between Friedman's Inc. and Teachers Insurance and Annuity Association of America (incorporated by reference from Exhibit
             10.16 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

 10.5 Letter Agreement regarding Section 6.02(b) of MS Jewelers Limited Partnership's Amended and Restated Agreement of Limited Partnership, dated as of May 24, 1990, between MS Jewelers Corporation and Crescent Jewelers (incorporated by reference from Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

 10.6 Letter Agreement regarding Section 6.02(b) of MS Jewelers Limited Partnership's Amended and Restated Agreement of Limited Partnership, dated as of May 24, 1990, between MS Jewelers Corporation and Steven C. Graber (incorporated by reference from
             Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

 10.7 Option Transfer and Consent Agreement, dated as of March 16, 1992, by and among Sterling B. Brinkley, Steven C. Graber and MS Jewelers Limited Partnership (incorporated by reference from Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19,
             1993).

 10.8 Amended and Restated Partnership Purchase Option Agreement, dated as of March 16, 1992, between MS Jewelers Limited Partnership and Steven C. Graber (incorporated by reference from Exhibit 10.27 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19,
             1993).

 10.9 Partnership Purchase Option Agreement, dated as of March 16, 1992, between MS Jewelers Limited Partnership and Sterling B. Brinkley (incorporated by reference from Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

 10.10 MS Jewelers Limited Partnership 1993 Incentive Plan (incorporated by reference from Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

 10.11 Representative sample of MS Jewelers Limited Partnership's form of Installment Credit Agreement for self-financed sales to customers (incorporated by reference from Exhibit 10.41 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

 10.12 Representative sample of MS Jewelers Limited Partnership's form of Limited Diamond Warranty (incorporated by reference from Exhibit
             10.42 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

 10.13 Agreement and Understanding, dated December 14, 1994, between Friedman's, Inc. and Morgan Schiff & Co., Inc. regarding financial advisory services (incorporated by reference from Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

 10.14 Loan and Security Agreement, dated as of October 15, 1996, by and between Friedman's Inc. and Crescent Jewelers (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 28, 1996).

 10.14.1 Amendment dated June 30, 1997, to that certain Loan and Security Agreement, dated as of October 15, 1996, by and between Friedman's, Inc. and Crescent Jewelers (incorporated by reference from Exhibit
             10.18.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997).

 10.15 Promissory Note dated, as of October 15, 1996, in the original principal amount of $20,000,000 executed by Crescent Jewelers in favor of Friedman's, Inc. (incorporated by reference from Exhibit
             10.2 to the Registrant's Current Report on Form 8-K filed on October 28, 1996).

 10.16 Subordination Agreement, dated as of October 15, 1996, by and among the financial institutions party thereto, LaSalle National Bank, as Agent and Friedman's Inc. (incorporated by reference from Exhibit
             10.3 to the Registrant's Current Report on Form 8-K filed on October 28, 1996).

 10.17 Standby Purchase Agreement, dated as of October 15, 1996, by and between Friedman's Inc. and Crescent Jewelers, including, as an exhibit thereto, the Form of Note Purchase Agreement (incorporated by reference from Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on October 28, 1996).

 10.18 Conversion Agreement, dated as of October 15, 1996, by and among Friedman's Inc., Crescent Jewelers, Inc. and Crescent Jewelers (incorporated by reference from Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on October 28, 1996).

 10.19 Registration Rights Agreement made as of the 16th day of October, 1996, by and between Crescent Jewelers, Inc. and the investors listed from time to time on Schedule A thereto (incorporated by reference from Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on October 28, 1996).

 10.20 Agreement by and between A.A. Friedman Co., Inc., and its Affiliates and the Company (incorporated by reference from Exhibit
             10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997).

 10.21 Note Purchase Agreement, dated as of June 12, 1997, by and among Crescent Jewelers and each of the Purchasers named on Schedule I thereto (which includes the Company), relating to the issuance of $8 million in aggregate principal amount of 10% Convertible Senior Subordinated Notes due October 15, 2006 (incorporated by reference from Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997).

 10.21.1 First Amendment dated June 30, 1997 to that certain Note Purchase Agreement, dated as of June 12, 1997, by and between Crescent Jewelers and the Company, relating to the issuance of $8 million, in aggregate principal amount of the Company's 10% Convertible Senior Subordinated Notes due October 15, 2006 (incorporated by reference from Exhibit 10.25.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997).

 10.22 10% Convertible Senior Subordinated Note due October 15, 2006, dated June 12, 1997, made by Crescent Jewelers in favor of the Company in the original principal amount of $5 million (incorporated by reference from Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997).

 10.23 Second Amended and Restated Loan Agreement, dated July 14, 1997, by and between First Union National Bank and the Company (incorporated by reference from Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997).

*10.23.1 First Amendment, dated July 31, 1998, to that certain Second Amended and Restated Loan Agreement, dated July 14, 1997, by and between First Union National Bank and the Company.

*10.23.2 Second Amendment, dated December 22, 1998, to that certain Second Amended and Restated Loan Agreement, dated July 14, 1997, by and between First Union National Bank and the Company.

 10.24 Second Amended and Restated Loan Agreement, dated July 14, 1997, by and between NationsBank, N.A. and the Company (incorporated by reference from Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997).

*10.24.1 First Amendment, dated August 10, 1998, to that certain Second Amended and Restated Loan Agreement, dated July 14, 1997, by and between NationsBank, N.A. and the Company.

*10.24.2 Second Amendment, dated December 22, 1998, to that certain Second Amended and Restated Loan Agreement, dated July 14, 1997, by and between NationsBank, N.A. and the Company.

 10.25 Loan Agreement, dated as of July 14, 1997, by and between ABN AMRO Bank N.V. and the Company (incorporated by reference from Exhibit
             10.6 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997).

*10.25.1 First Amendment, dated July 31, 1998, to that certain Loan Agreement, dated as of July 14, 1997, by and between ABN AMRO Bank N.V. and the Company.

*10.25.2 Second Amendment, dated December 18, 1998, to that certain Loan Agreement, dated as of July 14, 1997, by and between ABN AMRO Bank N.V. and the Company.

 10.26 Second Amendment and Restated Intercreditor and Security Agreement, dated July 14, 1997, among NationsBank, N.A. as collateral agent, First Union National Bank, NationsBank, N.A. ABN AMRO Bank N.V. and the Company (incorporated by reference from Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997).

 10.27 Security Agreement, dated July 14, 1997, between the Company and ABN AMRO Bank N.V (incorporated by reference from Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997).

 10.28 Participation Agreement dated as of April 27, 1998 between LaSalle National Bank and the Company (incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998).

             EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

 10.29 Friedman's Inc. 1993 Stock Option Plan (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-85216) filed on October 17, 1994).

 10.30 Form of Indemnity Agreement executed by the Registrant and each of Sterling B. Brinkley, Bradley J. Stinn, Robert S. Morris, John Smirnoff, Robert W. Cruickshank and Mark C. Pickup (incorporated by reference from Exhibit 10.44 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

 10.31 Friedman's Inc. 1994 Stock Option Plan for Outside Directors (incorporated by reference from Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
             1994).

 10.32 Friedman's Inc. 1994 Qualified Employee Stock Purchase Plan (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-78820) filed on May 11, 1994).

 10.32.1 Amendment Number One to the Friedman's Inc. 1994 Qualified Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.28.1 to the Registrants Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

 10.33 Loan Agreement, dated November 17, 1994, between Friedman's Inc. and Sterling B. Brinkley (incorporated by reference from Exhibit
             10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

 10.33.1 Amendment to Loan Agreement and Promissory Note between Friedman's Inc. and Sterling B. Brinkley dated February 2, 1995 (incorporated by reference from Exhibit 10.39.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

 10.34 Loan Agreement, dated November 17, 1994, between Friedman's Inc. and Bradley J. Stinn (incorporated by reference from Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

 10.34.1 Amendment to Loan Agreement and Promissory Note between Friedman's Inc. and Bradley J. Stinn dated February 2, 1995 (incorporated by reference from Exhibit 10.40.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

 10.35 Friedman's Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 4(d) to the Registrant's Registration Statement on Form S-8 (File No. 33-95584) filed on August 11, 1995).

 10.36 Friedman's Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 4(d) to Registrant's Registration Statement on Form S-8 (File No. 333-06221) filed on June 18, 1996).

 10.37 Friedman's Inc. 1996 Stock Option Plan (incorporated by reference from Exhibit 4(c) to Registrant's Registration Statement on Form S-8 (File No. 333-23757) filed on March 21, 1997).

 10.38 Friedman's Inc. 1997 Stock Option Plan (incorporated by reference from Exhibit 99 to Registrant's Registration Statement on Form S-8 (File No. 333-49133) filed on April 1, 1998).

 10.39       Form of Unsecured Promissory Note issued to the Company by Bradley
             J. Stinn, Victor M. Suglia, Sterling B. Brinkley, John E. Cay, III, Robert W. Cruickshank, David B. Parshall and Mark C. Pickup.

 21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to the Registrant's Annual Report on Form 10-K for its fiscal year ended September 30, 1995).

 23          Consent of Ernst & Young LLP

 27          Financial Data Schedule