Form 10-Q
period 1998-12-31
FRIEDMANS INC
filed 1999-02-16
CIK 911004

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 1998

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _________________ to ________________

Commission file number 0-22356


                                FRIEDMAN'S INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



             Delaware                                          58-2058362
--------------------------------------                 -------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)



         4 West State Street
       Savannah, Georgia 31401                                    31401
------------------------------------------             -------------------------
 (Address of principal executive offices)                      (Zip Code)


                                (912) 233-9333
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
     such filing requirements for the past 90 days. Yes  X   No _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

     The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at February 12, 1999 was 13,449,218.

     The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at February 12, 1999 was 1,196,283.

                                     INDEX

                                FRIEDMAN'S INC.


Part I.     Financial Information

Item 1.     Condensed Consolidated Financial Statements (Unaudited)

            Income Statements - Three months ended December 31, 1998 and 1997

            Balance Sheets - December 31, 1998 and 1997 and September 30, 1998

            Statements of Cash Flows - Three months ended December 31, 1998 and 1997

            Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk


Part II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K


Signatures

Part I.  Financial Information
Item 1.


                                FRIEDMAN'S INC.
                   CONDENSED CONSOLIDATED INCOME STATEMENTS
                                  (Unaudited)
          (Dollars in thousands, except per share and share amounts)

                                                       Three months ended
                                                           December 31,
                                                       -------------------
                                                        1998         1997
                                                      --------     --------
Revenues:
  Net merchandise sales.............................  $122,640     $103,412
  Finance charges and other.........................    12,269        9,442
      Total revenues................................   134,909      112,854

Operating Costs and Expenses:
  Cost of goods sold including occupancy,
    distribution and buying.........................    61,069       50,126
  Selling, general and administrative...............    35,470       28,251
  Provision for doubtful accounts...................    12,551       10,540
                                                      --------     --------
                                                       109,090       88,917
Operating income before depreciation
  and amortization..................................    25,819       23,937

Depreciation and amortization.......................     1,442        1,241
                                                      --------     --------
Income from operations..............................    24,377       22,696

Interest income from related party..................      (637)        (559)
Interest expense....................................     1,157          548
                                                      --------     --------
                                                           520          (11)
                                                      --------     --------
Income before income taxes..........................    23,857       22,707
Income tax expense..................................     9,065        8,743
                                                      --------     --------
Net income..........................................  $ 14,792     $ 13,964
                                                      ========     ========

                                                      --------     --------
Earnings per share - basic..........................  $   1.01     $   0.96
                                                      ========     ========

Earnings per share - diluted........................  $   1.01     $   0.95
                                                      ========     ========

Weighted average shares.............................    14,641       14,723

Number of stores open...............................       469          425

           See notes to condensed consolidated financial statements

                                FRIEDMAN'S INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
          (Dollars in thousands, except per share and share amounts)

                                                                                              December 31,    September 30,
                                                                                          ------------------- -------------
                                                                                             1998       1997        1998
                                                                                          ---------   ---------   ----------
                                                                                               (Unaudited)         (Note)
Assets
Current Assets:
  Cash..................................................................................    $1,026      $1,015         $243
  Accounts receivable, net of allowance for doubtful accounts of $18,081 at December 31, 1998, $15,459 at December 31, 1997 and $10,473 at
             September 30, 1998.........................................................   123,072     107,276       89,319
  Inventories, at cost..................................................................   114,617     101,613      105,586
  Other current assets..................................................................     2,800       3,247        2,398
                                                                                          --------    --------     --------
             Total current assets.......................................................   241,515     213,151      197,546

Equipment and improvements, net.........................................................    37,363      32,094       36,421
Notes receivable from related party.....................................................    25,000      25,000       25,000
Tradename rights, net...................................................................     6,317       6,788        6,435
Other receivable........................................................................     1,625       1,187        1,625
Other assets............................................................................     2,833       2,139        1,556
                                                                                          --------    --------     --------
             Total assets...............................................................  $314,653    $280,359     $268,583
                                                                                          ========    ========     ========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable......................................................................   $60,176     $62,486      $16,757
  Accrued liabilities...................................................................    17,033      10,409        6,673
  Income taxes payable..................................................................     6,127       8,602       (2,449)
                                                                                                                   --------
             Total current liabilities..................................................    83,336      81,497       20,981

Bank debt...............................................................................    35,835      13,246       66,969

Stockholders' Equity:
  Preferred stock, par value $.01, 10,000,000 shares authorized
             and none issued............................................................        -           -            -
  Class A common stock, par value $.01, 25,000,000 shares
             authorized, 13,449,218 issued and outstanding..............................       134         131          134
  Class B common stock, par value $.01, 7,000,000 shares
             authorized, 1,196,283 issued and outstanding...............................        12          15           12
  Additional paid-in-capital............................................................   119,948     122,123      119,889
  Retained earnings.....................................................................    75,388      63,347       60,598
                                                                                          --------    --------     --------
             Total  stockholders' equity................................................   195,482     185,616      180,633
                                                                                          --------    --------     --------
             Total liabilities and stockholders' equity.................................  $314,653    $280,359     $268,583
                                                                                          ========    ========     ========

Note: The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


           See notes to condensed consolidated financial statements

                                FRIEDMAN'S INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in thousands)

                                                                        Three months ended
                                                                           December 31,
                                                                    --------------------------
                                                                      1998              1997
                                                                    --------         ---------
Operating Activities:
  Net income.......................................................  $14,792          $13,964
  Adjustments to reconcile net income to cash
    provided by operating activities:
    Depreciation and amortization..................................    1,442            1,241
    Provision for doubtful accounts................................   12,551           10,540
    Changes in assets and liabilities:
      Increase in accounts receivable..............................  (46,304)         (40,991)
      Increase in inventories......................................   (9,031)         (22,930)
      Increase in other assets.....................................   (1,678)            (859)
      Increase in accounts payable and
        accrued liabilities........................................   53,778           40,850
      Increase in income taxes payable.............................    8,576            8,310
                                                                    --------          -------
        Net cash provided by operating
          activities...............................................   34,126           10,125
Investing Activities:
  Additions to equipment and improvements..........................   (2,268)          (3,838)
                                                                    --------          -------
      Net cash used in investing
          activities...............................................   (2,268)          (3,838)
Financing Activities:
  Repayments of bank borrowings....................................  (31,134)          (6,151)
  Proceeds from employee stock purchases and options exercised.....       59              103
                                                                    --------         --------
      Net cash used in financing
          activities...............................................  (31,075)          (6,048)
                                                                    --------         --------
Increase in cash...................................................      783              239
Cash, beginning of period..........................................      243              776
                                                                    --------         --------
Cash, end of period................................................ $  1,026         $  1,015
                                                                    ========         ========

           See notes to condensed consolidated financial statements

                                FRIEDMAN'S INC.

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                               December 31, 1998


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. Annual Report on Form 10-K for the year ended September 30, 1998.

NOTE B - EARNINGS PER SHARE

     The dilutive effect of stock options on the dilutive weighted average number of shares outstanding for the period were zero and 119,000 for the three months ended December 31, 1998 and 1997, respectively.

NOTE C - RECLASSIFICATIONS

     Certain balances as of December 31, 1997 have been reclassified to conform to the current year financial statement presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
---------------------

     Total revenues, comprised of net merchandise sales and finance charges and other revenues, increased 19.5% to $134.9 million for the three months ended December 31, 1998 from $112.9 million for the three months ended December 31, 1997. Net merchandise sales increased $19.2 million, or 18.6%, for the three months ended December 31, 1998 compared to the same period in the prior year.
Of the $19.2 million increase in net merchandise sales, comparable stores contributed $9.3 million, or 9.3%, and $9.9 million was attributable to new stores. The increases in total revenues and net merchandise sales during the three months ended December 31, 1998 was primarily due to the increase in comparable store sales and a 10.4% increase in the number of stores in operation to 469 stores at December 31, 1998 from 425 stores at December 31, 1997.
Finance charges and other revenues increased 29.9% for the three month period ended December 31, 1998 compared to the same period in the prior year.

     Cost of goods sold, including occupancy, distribution and buying, for the three months ended December 31, 1998 was $61.1 million, or 49.8% of net merchandise sales, compared with $50.1 million, or 48.5% of net merchandise sales, for the same period in the prior year. This increase as a percentage of net merchandise sales was the result of higher merchandise costs and increased occupancy costs, compared to the same period in 1997.

     Selling, general and administrative expenses increased to $35.5 million for the three months ended December 31, 1998 from $28.3 million for the three months ended December 31, 1997. Selling, general and administrative expenses increased to 26.3% of total revenues for the three months ended December 31, 1998 from 25.0% of total revenues in the comparable period in the prior year. This increase as a percentage of total revenues was attributable primarily to an increased reserve for potential inventory shortages and higher payroll incentives associated with the increase in sales.

     The provision for doubtful accounts increased 19.1% to $12.6 million for the three months ended December 31, 1998, from $10.5 million for the same period in the prior year. As a percentage of total revenues, the provision for doubtful accounts remained flat at 9.3% of total revenues for the three month periods ended December 31, 1998 and 1997, respectively. At December 31, 1998, the allowance for doubtful accounts as a percentage of net accounts receivable increased to 12.8% compared to 12.6% at December 31, 1997. Delinquencies greater than 90 days on a recency basis represented 7.4% of total accounts receivable at December 31, 1998, compared to 8.6% at December 31, 1997.

     Depreciation and amortization expenses increased 16.2% to $1.4 million for the three months ended December 31, 1998 compared to $1.2 million for the three months ended December 31, 1997. As a percentage of total revenues, depreciation and amortization expense remained flat at 1.1% compared to the prior year.

     Interest expense for the three months ended December 31, 1998 totaled $520,000 compared to interest income of $11,000 for the same period in the prior year. The increase in interest expense was primarily attributed to higher average outstanding borrowings on the Company's line of credit during the quarter compared to the same period last year.

     As a result of the factors above, net income increased 5.9% to $14.8 million for the three months ended December 31, 1998 from $14.0 million for the same period in the prior year. Diluted earnings per share for the three months ended December 31, 1998 were $1.01, on 14,641,000 weighted average shares outstanding, compared to diluted earnings per share of $0.95, on 14,723,000 weighted average shares outstanding, for the comparable period in 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     For the three months ended December 31, 1998, net cash provided by operating activities were $34.1 million compared to $10.2 million during the three months ended December 31, 1997. Cash provided by operations was favorably impacted by better management of net inventory levels including accounts payable, offset to some extent by increases in customer accounts receivable. Investing activities used cash of $2.3 million for the three months ended December 31, 1998 compared to $3.9 million during the three months ended December 31, 1997. The Company added eight new stores during the quarter ended December 31, 1998, (while 10 stores were closed during the quarter for which the lease obligations were reserved for in fiscal 1998) compared to 41 net new stores in the comparable quarter last year. Financing activities used $31.1 million of cash to repay bank borrowings during the three months ended December 31, 1998 versus $6.2 million during the three months ended December 31, 1997.

     During fiscal 1997, the Company invested $25 million in Crescent Jewelers Inc. and its wholly owned subsidiary Crescent Jewelers (together "Crescent"), a privately-owned West-coast based specialty retailer of fine jewelry currently operating 150 stores. Part of the investment is in the form of a $20 million convertible senior subordinated secured loan (the "term loan"). The three-year loan is junior to Crescent's $65 million bank-provided credit facility, bears a similar rate of interest to such facility and is secured, after the credit facility, by all of Crescent's assets. The loan is convertible into a minority equity position in Crescent. Additionally, during fiscal 1997, the Company purchased $5 million principal amount of 10% senior subordinated convertible notes (the "notes") issued by Crescent pursuant to a previously entered into
standby purchase commitment.   Based upon the most recent financial statements
of Crescent, Crescent is in default under the term loan and the notes. The Company gave Crescent notice of this default pursuant to provisions of the term loan agreement and the notes, and, as a result, the Company has received an increase in the interest rate of two percentage points on the outstanding indebtedness. The Company believes that the term loan and the notes are recoverable. Accordingly, no reserve for losses has been established for such indebtedness as of December 31, 1998. It is possible that future events and circumstances could change this assessment.

     Currently, the Company has an $80.0 million credit facility with its existing banks with $10.0 million maturing on July 31, 1999 and $77.0 million maturing on January 31, 2000. Management believes that the Company's credit facility will be sufficient to fund the Company's working capital requirements through fiscal 1999. At December 31, 1998, $35.8 million was outstanding under the Loan Agreement, with interest accruing on such borrowings at a range from 6.045% to 7.379%.

     On November 19, 1998, the Company announced that its Board of Directors had approved the repurchase of up to $5.0 million of its outstanding Class A Common Stock for a period of one year. The repurchases will be made in the open market through block purchases or in privately negotiated transactions, at the discretion of management and pursuant to applicable securities rules. The Company intends to finance the repurchases from cash flow from operations and availability under its existing credit facility. As of December 31, 1998, the Company had not repurchased any shares under the stock repurchase program.

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

     The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.5 million and is being funded through operating cash flows. Of the total project cost, approximately $750,000 is attributable to the purchase of new software which will be capitalized. The remaining $750,000 will be expensed as incurred and is not expected to have a material effect on the results of operations. As of January 31, 1999, the Company has incurred approximately $628,000 ($247,000 expensed and $381,000 capitalized) for new systems related to the assessment of, and preliminary modification efforts on, its Year 2000 project.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There were no material changes in the Company's market risk exposures during the quarter ended December 31, 1998. Refer to the Company's 1998 Annual Report on Form 10-K, Item 7(A), for disclosures regarding the Company's market risk exposures.

Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

     The Company filed no reports on Form 8-K for the three months ended December 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 1999.




                                          FRIEDMAN'S INC.

                                    BY:   /s/ Victor M. Suglia
                                          --------------------
                                          Victor M. Suglia
                                          Senior Vice President and Chief
                                          Financial Officer

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

  10 Amendment No. 1 to Subordination Agreement, dated as of October 15, 1996, by and among the financial institutions party thereto, LaSalle National Bank, as Agent and Friedman's Inc.

  27           Financial Data Schedule (for SEC use only)