Form 10-Q
period 1999-03-31
FRIEDMANS INC
filed 1999-05-19
CIK 911004

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1999

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ____________ to ___________

Commission file number  0-22356



                                FRIEDMAN'S INC.
      -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Delaware                                58-2058362
-------------------------------             ---------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identificaiton No.)



          4 West State Street
         Savannah, Georgia 31401                       31401
 ---------------------------------------    ---------------------------
 (Address of principal executive offices)            (Zip Code)



                                (912) 233-9333
      -------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    --


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at May 17, 1999 was 13,458,496.

The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at May 17, 1999 was 1,196,283.

                                     Index

                                Friedman's Inc.


Part I.  Financial Information


Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Income Statements - Three and six months ended March 31, 1999 and 1998

         Balance Sheets - March 31, 1999 and 1998 and September 30, 1998

         Statements of Cash Flows - Six months ended March 31, 1999 and 1998

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


Item 6.  Exhibits and Reports on Form 8-K


Signatures

Part I.  Financial Information
Item 1.

                                FRIEDMAN'S INC.
                   Condensed Consolidated Income Statements
                                  (Unaudited)
          (Dollars in thousands, except per share and share amounts)


                                                  Three months ended     Six months ended
                                                 ------------------------------------------
                                                       March 31,            March 31,
                                                 --------------------   -------------------
                                                   1999       1998        1999       1998
                                                 --------    --------   --------   --------
Revenues:
  Net merchandise sales.......................... $58,618    $46,802    $181,258   $150,214
  Finance charges and other......................  11,079      9,229      23,348     18,671
                                                  -------    -------    --------   --------
      Total revenues.............................  69,697     56,031     204,606    168,885

Operating Costs and Expenses:
  Cost of goods sold including occupancy,
    distribution and buying......................  32,205     25,519      93,274     75,645
  Selling, general and administrative............  26,011     21,741      61,482     49,992
  Provision for doubtful accounts................   5,999      3,360      18,550     13,900
  Depreciation and amortization..................   1,487      1,313       2,929      2,554
                                                  -------    -------    --------   --------
Income from operations..........................    3,995      4,098      28,371     26,794

Interest income from related party..............     (623)      (684)     (1,260)    (1,243)
Interest expense................................      951        656       2,108      1,204
                                                  -------    -------    --------   --------
Income before income taxes......................    3,667      4,126      27,523     26,833
Income tax expense..............................    1,393      1,519      10,458     10,262
                                                  -------    -------    --------   --------
Net income......................................  $ 2,274    $ 2,607    $ 17,065   $ 16,571
                                                  =======    =======    ========   ========

Earnings per share - primary....................  $  0.16    $  0.18    $   1.17   $   1.13
                                                  =======    =======    ========   =========

Earnings per share - diluted....................  $  0.16    $  0.18    $   1.17   $   1.12
                                                  =======    =======    ========   =========

Weighted average shares - primary...............   14,649     14,612      14,645     14,608
Weighted average shares - diluted...............   14,668     14,788      14,645     14,755


Number of stores open............................     477        446         477        446



           See notes to condensed consolidated financial statements

                                FRIEDMAN'S INC.
                     Condensed Consolidated Balance Sheets
          (Dollars in thousands, except per share and share amounts)


                                                                                 March 31,      September 30,
                                                                            ------------------- -------------
                                                                              1999      1998        1998
                                                                            --------- ---------   ----------
                                                                               (Unaudited)          (Note)
Assets
Current Assets:
  Cash...................................................................   $  1,067  $  1,107   $    243
  Accounts receivable, net of allowance for doubtful accounts of $12,143 at March 31, 1999, $12,377 at March 31, 1998 and $10,473 at
    September 30, 1998...................................................    109,263    97,637     89,319
  Inventories, at cost...................................................    103,989   109,320    105,586
  Other current assets...................................................      3,135     3,334      2,398
                                                                            --------  --------   --------
    Total current assets.................................................    217,454   211,398    197,546

Equipment and improvements, net..........................................     37,623    34,580     36,421
Notes receivable from related party......................................     25,000    32,228     25,000
Tradename rights, net....................................................      6,199     6,670      6,435
Other receivable.........................................................      1,625     4,250      1,625
Other assets.............................................................      1,703     1,779      1,556
                                                                            --------  --------   --------
     Total assets........................................................   $289,604  $290,905   $268,583
                                                                            ========  ========   ========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable.......................................................   $ 29,216  $ 38,393   $ 16,757
  Accrued liabilities....................................................     11,237     5,895      6,673
  Income taxes payable...................................................      6,192     4,189     (2,449)
  Bank debt..............................................................     46,374         -          -
                                                                            --------  --------   --------
    Total current liabilities............................................     93,019    48,477     20,981

  Bank debt-Long Term...................................................                54,043     66,969

Stockholders' Equity:
  Preferred stock, par value $.01, 10,000,000 shares authorized
    and none issued......................................................         -          -          -
  Class A common stock, par value $.01, 25,000,000 shares
    authorized, 13,458,486, 13,129,181 and 13,442,167  issued and outstanding at March 31, 1999, March 31, 1998 and
    September 30, 1998, respectively....................................         135       131        134
  Class B common stock, par value $.01, 7,000,000 shares
    authorized, 1,196,283, 1,492,401 and 1,196,283  issued and outstanding at March 31, 1999, March 31, 1998 and
    September 30, 1998, respectively....................................          12        15         12
  Additional paid-in-capital.............................................    120,029   122,285    119,889
  Retained earnings......................................................     77,479    65,954     60,598
  Stock purchase loans...................................................     (1,070)        -          -
                                                                            --------  --------   --------
    Total stockholders' equity...........................................    196,585   188,385    180,633
                                                                            --------  --------   --------
    Total liabilities and stockholders' equity...........................   $289,604  $290,905   $268,583
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

           See notes to condensed consolidated financial statements

                                FRIEDMAN'S INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in thousands)



                                                                         Six months ended
                                                                             March 31,
                                                                        -------------------
                                                                           1999      1998
                                                                        --------   --------
Operating Activities:
  Net income.........................................................   $ 17,065  $ 16,571
  Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
    Depreciation and amortization....................................      2,929     2,554
    Provision for doubtful accounts..................................     19,152    13,900
    Changes in assets and liabilities:
      Increase in accounts receivable................................    (39,096)  (34,712)
      Decrease (increase) in inventories.............................      1,597   (30,637)
      Increase in other assets.......................................       (882)     (585)
      Increase in accounts payable and
        accrued liabilities..........................................     16,840    11,659
      Increase in income taxes payable...............................      8,641     4,481
                                                                        --------  --------
        Net cash provided by (used in) operating
          activities.................................................     26,246   (16,769)
Investing Activities:
  Additions to equipment and improvements............................     (3,898)   (7,520)
  Notes receivable from related party................................         -     (7,228)
  Payments for employee loan stock purchase...........................    (1,070)       -
                                                                        --------  --------
      Net cash used in investing
          activities.................................................     (4,968)  (14,748)
Financing Activities:
  Proceeds from (repayments of) bank borrowings......................    (20,595)   34,646
  Advance related to acquisition of tradename rights.................         -     (3,063)
  Proceeds from employee stock purchases and options exercised.......        141       265
                                                                        --------  --------
      Net cash provided by (used in) financing
          activities.................................................    (20,454)   31,848
                                                                        --------  --------
Increase in cash.....................................................        824       331
Cash, beginning of period............................................        243       776
                                                                        --------  --------
Cash, end of period..................................................   $  1,067  $  1,107
                                                                        ========  ========

           See notes to condensed consolidated financial statements

                                FRIEDMAN'S INC.

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                 March 31, 1999



Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. Annual Report on Form 10-K for the year ended September 30, 1998.

Note B - Earnings per Share

     The diluted effect of stock options on the diluted weighted average number of shares outstanding for the period were 19,000 and 176,000 for the three months ended March 31, 1999 and 1998, respectively, and zero and 147,000 for the six months ended March 31, 1999 and 1998, respectively.

Note C - Reclassifications

     Certain balances as of March 31, 1998 have been reclassified to conform to the current year financial statement presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Results of Operations
---------------------

     Total revenues, comprised of net merchandise sales and finance charges and other revenues, increased 24.4% to $69.7 million for the three months ended March 31, 1999, from $56.0 million for the three months ended March 31, 1998. Net merchandise sales increased $11.8 million, or 25.2%, for the three months ended March 31, 1999 compared to the same period in the prior year. Of the $11.8 million increase in net merchandise sales, comparable stores contributed $7.4 million, or 16.4%, and $4.4 million was attributable to new stores. The increases in total revenues and net merchandise sales during the three months ended March 31, 1999 were attributable to a 7.0% increase in the number of stores in operation to 477 stores at March 31, 1999 from 446 stores at March 31, 1998 and the increase in comparable store net merchandise sales of 16.4%. For the six months ended March 31, 1999, total revenues increased 21.2% to $204.6 million from $168.9 million for the six months ended March 31, 1998. Net merchandise sales increased $31.0 million, or 20.7%, for the six months ended March 31, 1999 compared to the same period in the prior year. Of the $31.0 million increase in net merchandise sales, comparable stores contributed $16.7 million, or 11.5%, and $14.3 million was attributable to new stores. Increases in total revenues and net merchandise sales for the six month period ended March 31, 1999 compared with the same period in the prior year were attributable to an increase of 31 net new stores during the period and the increase in comparable store net merchandise sales of 11.5%. Finance charge revenues increased 14.9% to $6.3 million for the three months ended March 31, 1999, from $5.5 million for the three months ended March 31, 1998. Finance charge revenues increased 16.5% to $11.3 million for the six months ended March 31, 1999, from $9.7 million for the six months ended March 31, 1998. The increase in finance charge revenue is primarily due to higher accounts receivable balances. The margin contribution from finance charge revenues did not significantly contribute to income from operations for both the three months and six months ended March 31, 1999. Other revenues increased 27.5% to $4.8 million for the three months ended March 31, 1999, from $3.7 million for the three months ended March 31, 1998. Other revenues increased 34.3% to $12.0 million for the six months ended March 31, 1999, from $9.0 million for the six months ended March 31, 1998. Increases for the quarter and year to date periods were attributable to higher sales levels.

     Cost of goods sold, including occupancy, distribution and buying, for the three months ended March 31, 1999 was $32.2 million, or 54.9% of net merchandise sales, compared with $25.5 million, or 54.5% of net merchandise sales, for the same period in the prior year. For the six months ended March 31, 1999, cost of goods sold, including occupancy, distribution and buying, was $93.3 million, or 51.5% of net merchandise sales, compared with $75.6 million, or 50.4% of net merchandise sales, for the same period in the prior year. The increase for the quarter and year to date periods as a percent of net merchandise sales was primarily attributed to a higher sell-through of advertised and promotional product offerings and a change in sales mix from gold to diamond products which traditionally result in lower gross margins. In general, cost of goods sold as a percentage of net merchandise sales may continue to increase as a result of the Company's merchandising and promotional activities, but management does not believe that such potential increases represent a material continuing trend.

     Selling, general and administrative expenses increased to $26.0 million for the three months ended March 31, 1999, from $21.7 million for the three months ended March 31, 1998. Selling, general and administrative expenses decreased to 37.3% of total revenues for the three months ended March 31, 1999 from 38.8% of total revenues in the comparable period in the prior year. The decrease as a percentage of total revenue was primarily attributable to expense leverage associated with increases in comparable and new store sales. For the six months ended March 31, 1999, selling, general and administrative expenses increased 23.0% to $61.5 million, from $50.0 million for the six months ended March 31, 1998. Selling, general and administrative expenses increased to 30.0% of total revenues from 29.6% of total revenues in the comparable period in the prior year. The increase was attributable primarily to increased reserves for potential inventory losses. As reflected in the three month performance ended March 31, 1999, management does not consider the increase as a percentage to total revenues for the six months ended March 31, 1999 to be a material continuing trend.

     The provision for doubtful accounts increased 78.5% to $6.0 million for the three months ended March 31, 1999, from $3.4 million for the same period in the prior year. As a percentage of total revenues, the provision for doubtful accounts increased to 8.6% of total revenues for the three month period ended March 31, 1999 from 6.0% of total revenues for the same period in the prior year. For the six months ended March 31, 1999, the provision for doubtful accounts increased 33.5% to $18.6 million from $13.9 million during the same period in the prior year. As a percentage of total revenues, the provision for doubtful accounts increased to 9.1% of total revenues from 8.2% of total revenues in the comparable period last year. The increase as a percentage of total revenues for both the three and six month periods ended March 31, 1999, were primarily due to management's decision to change the methodology for estimating credit losses across quarterly periods during the fiscal year. No change was made or is anticipated to such methodology for the annual fiscal period. At March 31, 1999, the allowance for doubtful accounts as a percentage of net accounts receivable decreased to 10.0% compared to 11.3% at March 31, 1998. Delinquencies greater than 90 days on a recency basis represented 3.9% of total accounts receivable at March 31, 1999, compared to 7.5% at March 31, 1998. In September 1998, the Company changed its credit policy to write-off all accounts 100% contractually past due if no payments have been received for 60 days. The change was made because the Company believed the costs and time incurred by its employees in efforts to collect the accounts were disproportionate in relation to the amounts to be recovered.

     Depreciation and amortization expenses increased 13.3% to $1.5 million for the three months ended March 31, 1999 compared to $1.3 million for the three months ended March 31, 1998. As a percentage of total revenues, depreciation and amortization expense decreased to 2.1% compared to 2.3% from the same period in the prior year due to the increase in comparable and new store sales. For the six months ended March 31, 1999, depreciation and amortization expenses increased 14.7% to $2.9 million compared with $2.6 million during the same period in the prior year. As a percentage of total revenues, depreciation and amortization expense decreased to 1.4% compared to 1.5% from the same period in the prior year.

     Interest income from a related party decreased 8.9% for the three months ended March 31, 1999 to $623,000 compared to $684,000 for the same period in the prior year. Interest expense for the three months ended March 31, 1999 increased 45.0% to $951,000 compared to $656,000 for the same period in the prior year. For the six months ended March 31, 1999, interest income from a related party increased 8.3% to $1.3 million compared to $1.2 million for the same period in the prior year. For the six months ended March 31, 1999, interest expense increased 75.0% to $2.1 million compared to $1.2 million for the same period in the prior year. The decrease in interest income for the three months ended March 31, 1999 was primarily attributed to $125,000 of interest income paid to the Company by Crescent Jewelers in March 1998 that represented origination fees relating to the $10 million bridge loan provided by the Company. The increase in interest expense is due primarily to higher outstanding borrowings on the Company's line of credit. See "Liquidity and Capital Resources."

     As a result of the factors above, net income decreased 12.8% to $2.3 million for the three months ended March 31, 1999 from $2.6 million for the same period in the prior year. Primary and diluted earnings per share for the three months ended March 31, 1999, was $0.16 per share compared to $0.18 per share for the comparable period in 1998. Primary weighted average shares outstanding increased 0.3% to 14,649,000 for the three months ended March 31, 1999 from 14,612,000 for the same period in the prior year and diluted weighted average shares outstanding decreased 0.8% to 14,668,000 for the three months ended March 31, 1999, from 14,788,000 for the three months ended March 31, 1998. For the six months ended March 31, 1999, net income increased 3.0% to $17.1 million from $16.6 million for the same period in the prior year. Primary earnings per share for the six months ended March 31, 1999, was $1.17 per share compared to $1.13 per share for the comparable period in 1998. Primary weighted average shares outstanding increased 0.3% to 14,645,000 for the six months ended March 31, 1999 from 14,608,000 for the same period in the prior year. Diluted earnings per share for the six months ended March 31, 1999, was $1.17 per share compared to $1.12 per share for the comparable period in 1998. Diluted weighted average shares outstanding including common stock equivalents decreased 0.7% to 14,645,000 for the six months ended March 31, 1999 from 14,755,000 at the same period in the prior year.


Liquidity and Capital Resources
-------------------------------

     For the six months ended March 31, 1999, net cash provided by operating activities was $26.3 million compared to $16.7 million used during the six months ended March 31, 1998. Cash provided by operations was favorably impacted by better management of net inventory levels including accounts payable, offset slightly by increases in customer accounts receivable. Investing activities used cash of $5.0 million for the six months ended March 31, 1999 compared to $14.8 million during the six months ended March 31, 1998. The decrease is due to the additional $7.2 million investment in Crescent Jewelers in the comparable period last year and the decrease in net new stores to 6 for the six months ended
March 31, 1999 versus 62 for the six months ended March 31, 1998.

Financing activities used $20.5 million of cash for the six months ended March 31, 1999 compared to $31.8 million provided during the six months ended March 31, 1998. This cash was used primarily to repay bank borrowings during the six months ended March 31, 1999 versus an increase in bank borrowings for the six months ended March 31, 1998.

     During fiscal 1997, the Company invested $25 million in Crescent Jewelers Inc. and its wholly owned subsidiary Crescent Jewelers (together "Crescent") in the form of a $20 million term loan and a $5 million note. The Company is under common control with Crescent as each have the same controlling stockholder. In addition, the Company and Crescent share the same Chief Executive Officer. The term loan is junior to Crescent's $65 million bank-provided credit facility, bears a similar rate of interest to such facility and is secured, after the credit facility, by all of Crescent's assets.

     Crescent is currently in default under the term loan and the note. The Company gave Crescent notice of this default pursuant to provisions of the term loan agreement and the note, and, as a result, the Company has received an increase in the interest rate of two percentage points on the outstanding indebtedness. On March 24, 1999 Crescent's senior lenders exercised their right to block any further interest payments on the term loan and the note. Accordingly, interest income of $166,000 accrued on the term loan that was due on March 31, 1999 was not paid, and $250,000 of interest income relating to the note that was due on April 15, 1999 remains unpaid.

    The following factors and circumstances were considered by management in determining that as of March 31, 1999, the notes receivable from Crescent were recoverable. When management reviewed the recoverability of the Crescent notes receivable at quarter-end, management believed that a restructuring of Crescent's balance sheet was a likely outcome and that full repayment of the notes receivable would result from that restructuring. However, at that time it was also management's belief that if Crescent filed for Chapter XI bankruptcy protection no loss would be incurred. This assessment was based on several factors. They included (1) an analysis of the estimated recovery value of Crescent's assets assuming a reorganization of Crescent, (2) the estimated minimum sales price of Crescent in the event Crescent were sold out of bankruptcy and (3) the level of Crescent's debts, projected cash flows, and the priority of the Company's and other creditors claims in bankruptcy. Accordingly, no reserve for losses was established for such indebtedness as of March 31, 1999.

    On May 17, 1999, the Company announced that Crescent had been unable to reach an out-of-court settlement with its creditors to restructure its balance sheet, and that all negotiations had been terminated. As a result, the Company is currently re-evaluating the recoverability of its notes receivable from Crescent and during the quarter ending June 30, 1999, may write-off a portion of its investment. Despite these developments, the Company intends to vigorously pursue its interests in this matter and believes that it is still likely that the term loan and the notes will be recoverable.

     Currently, the Company has an $80.0 million credit facility with its existing banks with $10.0 million maturing on July 31, 1999 and $70.0 million maturing on January 31, 2000. Management believes that the Company's credit facility will be sufficient to fund the Company's working capital requirements through calendar 1999. At March 31, 1999, $46.4 million was outstanding under the credit facility, with interest accruing on such borrowings at a range from 6.125% to 7.130%.

     On November 19, 1998, the Company announced that its Board of Directors had approved the repurchase of up to $5.0 million of its outstanding Class A Common Stock for a period of one year. The repurchases will be made in the open market through block purchases or in privately negotiated transactions, at the discretion of management and pursuant to applicable securities rules. The Company intends to finance the repurchases from cash flow from operations and availability under its existing credit facility. As of March 31, 1999, the Company had not repurchased any shares under the stock repurchase program.

     On March 2, 1999, the Company announced that its Board of Directors had approved and declared an annual cash dividend of $0.05 per share payable quarterly on issued and outstanding shares of the Class A and Class B Common Stock of the Corporation. The first quarterly dividend of $0.0125 per share, or $183,000, was paid on April 15, 1999, to stockholders of record of the Corporation at the close of business on March 31, 1999. Additionally, on May 12, 1999, the Board of Directors of the Company declared a quarterly dividend of $0.0125 per share for shareholders of record on June 30, 1999, payable July 15, 1999.

Impact of Year 2000
-------------------

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

     State of Readiness. The Company currently operates under four principal information systems:

   (1) an accounting system that covers all financial information processes from the general ledger to the compilation of financial statements;

   (2) a credit system operating primarily at the store level and supported by a centralized database, that provides the store with a method of analyzing, extending and collecting customer credit;

   (3) a retail system that covers the Company's inventory, merchandising and distribution management; and

   (4) a point-of-sale system that operates primarily at the store level and facilitates product sales and gathers relevant sales information for transmittal to the Company's accounting systems.

     In 1998 the Company completed its assessment of each of these systems with the following results:

   (1) The accounting system will require a software upgrade to the latest release of the current software package. The upgrade is currently in process and is scheduled to be completed and tested in June 1999.

   (2) The credit system will require modifications to the software programs that operate this system. Those modifications are in process and are scheduled to be completed and tested in May 1999.

   (3) The retail system will require the installation of a new software package as well as a new hardware system to support it. The software package is currently being installed and tested, with completion scheduled for July 1999. In addition, the Company has completed the installation of additional hardware to support the new software package.

   (4) The point-of-sale system will require a software upgrade as well as an upgrade of the personal computers in each store on which the software is operated. Currently, the software and computer upgrades have been completed in a limited number of the Company's stores that are being used for testing. The complete rollout of the upgraded software and hardware is scheduled to be completed by July 1999.

     The Company has identified all key third parties or business partners who are critical to the Company's business and its operations. The Company is in the process of sending a Year 2000 readiness exposure document to each of these vendors requesting that they confirm their Year 2000 compliance. Those who do not respond will be contacted directly by the Company.

     Costs to Address Year 2000 Issues. The Company will utilize both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.5 million and is being funded through operating cash flows. Of the total project cost, approximately $1,250,000 attributable to the purchase of new software and hardware which, will be capitalized. The remaining $250,000 will be expensed as incurred and is not expected to have a material effect on the results of operations. As of April 30, 1999, the Company has incurred approximately $760,000 ($247,000 expensed and $513,000 capitalized) for new systems related to the assessment of, and preliminary modification efforts on, its Year 2000 project.

     Risks of Year 2000 Issues and Contingency Plans.   Management believes that
the Company's primary risk from the Year 2000 issues relates to third party
vendor and business partner non-compliance.   Upon completion of the analysis of
the compliance efforts of the Company's third party vendors and business partners as discussed above, the Company plans to develop a contingency plan to address those vendors and partners who report non-compliance as well as those who report compliance but may in fact fail to be in compliance in the future. This contingency plan is scheduled to be completed in September 1999.

     Should the Company's internal systems fail to function properly with respect to dates in the year 2000 and thereafter, the Company believes that the decentralized nature of its store operations would allow it to continue to operate with limited interruption. The primary effect of such a failure would be in the management of inventory levels in the stores, the extension of credit and the management of accounts receivable. The Company may not be able to track the sale of its products in the stores as quickly as it currently is able to, and, as a result, would not be able to replenish the inventory in a timely manner. In addition, the store's credit systems may not operate properly which could limit their ability to accurately assess the credit rating of potential customers and lead to lost sales as a result of credit denial or uncollectible accounts due to improper credit ratings. Also, any interruption in the Company's credit systems could significantly and adversely affect the collection of accounts receivable.

     Following the completion of the steps outlined in "State of Readiness" above, the Company intends to re-assess the risk that its internal operating systems will not be Year 2000 compliant. If, in management's opinion, the results of that final assessment indicate that significant risk of non-compliance still exists, the Company intends to proceed with the development of a detailed contingency plan which will provide for alternate operating procedures. The goal for the completion of such a contingency plan, if undertaken, will be September 1999.


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

Part II.  Other Information


Item 4.   Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Company held on February 25, 1999, the following matters were brought before and voted upon by the shareholders:

                              Class A Common Stock
                              --------------------

     1. A proposal to elect the following persons to the Board of Directors to serve until the 2000 Annual Meeting of Stockholders of the Company:

                                              For      Withhold Authority
                                              ---      ------------------
            John E. Cay III                8,315,095           58,125
            Robert W. Cruickshank          8,314,695           58,125
            David B. Parshall              8,314,695           58,125

                             Class B Common Stock
                             --------------------

     2. A proposal to elect the following persons to the Board of Directors to serve until the 2000 Annual Meeting of Stockholders of the Company:

                                              For      Withhold Authority
                                              ---      ------------------
                Bradley J. Stinn           1,196,283            0
                Sterling B. Brinkley       1,196,283            0
                Mark C. Pickup             1,196,283            0

     3.  A proposal to approve the 1999 Long-Term Incentive Plan:

                For          Against     Abstain          Broker Non-Votes
                ---          -------     -------          ----------------

             1,196,283          0           0                     0


     4. A proposal to ratify the selection of Ernst & Young LLP as independent certified public accountants of the Company for the fiscal year ending September 30, 1999:

                For          Against     Abstain          Broker Non-Votes
                ---          -------     -------          ----------------

             1,196,283          0           0                     0


Item 6.  Exhibits and Reports on Form 8-K

     The Company filed no reports on Form 8-K for the three months ended March 31, 1999.

     The exhibits to this report on Form 10-Q are listed on the Exhibit Index which immediately follows the signature page hereto.

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

 27        Financial Data Schedule (for SEC use only)

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 1999.




                               FRIEDMAN'S INC.

                          By:  /s/ Victor M. Suglia
                               ---------------------------------
                               Victor M. Suglia
                               Senior Vice President and Chief Financial Officer