Form 10-Q
period 1999-06-30
FRIEDMANS INC
filed 1999-08-16
CIK 911004

                                United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Quarterly Period Ended June 30, 1999

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the Transition Period From __________________ to __________________

Commission file number  0-22356


                                FRIEDMAN'S INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                          58-2058362
   -------------------------------                           ----------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                          Identification No.)


             4 West State Street
           Savannah, Georgia 31401                                 31401
   ----------------------------------------                   ---------------
   (Address of principal executive offices)                      (Zip Code)


                                (912) 233-9333
             ----------------------------------------------------
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

The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at August 16, 1999 was 13,219,292.

The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at August 16, 1999 was 1,196,283.

                                     Index

                                Friedman's Inc.


Part I.  Financial Information

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Income Statements - Three and nine months ended June 30, 1999 and 1998

         Balance Sheets - June 30, 1999 and 1998 and September 30, 1998

         Statements of Cash Flows - Nine months ended June 30, 1999 and 1998

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information
Item 1.

                                FRIEDMAN'S INC.
                   Condensed Consolidated Income Statements
                                  (Unaudited)
              (In thousands, except per share and share amounts)

                                                 Three months ended            Nine months ended
                                                       June 30,                     June 30,
                                                 -------------------         ---------------------
                                                  1999        1998             1999         1998
                                                 -------     -------         --------     --------
Revenues:
  Net merchandise sales.......................   $63,236     $55,417         $244,494     $205,633
  Finance charges and other...................    10,881       9,305           34,229       27,976
                                                 -------     -------         --------     --------
         Total revenues.......................    74,117      64,722          278,723      233,609

Operating Costs and Expenses:
  Cost of goods sold including occupancy,
    distribution and buying...................    34,600      30,345          127,871      105,992
  Selling, general and administrative.........    28,347      23,287           89,828       73,279
  Provision for doubtful accounts.............     6,844       6,900           25,394       20,800
  Depreciation and amortization...............     1,581       1,334            4,510        3,889
                                                 -------     -------         --------     --------
Income from operations........................     2,745       2,856           31,120       29,650

Interest income from related party............      (630)       (670)          (1,890)      (1,913)
Interest expense..............................       822       1,036            2,930        2,241
                                                 -------     -------         --------     --------
Income before income taxes....................     2,553       2,490           30,080       29,322
Income tax expense............................       970         880           11,429       11,142
                                                 -------     -------         --------     --------
Net income....................................   $ 1,583     $ 1,610         $ 18,652     $ 18,180
                                                 =======     =======         ========     ========

Earnings per share - basic....................   $  0.11     $  0.11         $   1.27     $   1.24
                                                 =======     =======         ========     ========

Earnings per share - diluted..................   $  0.11     $  0.11         $   1.27     $   1.23
                                                 =======     =======         ========     ========

Weighted average shares - basic...............    14,655      14,627           14,648       14,615
Weighted average shares - diluted.............    14,655      14,936           14,648       14,815

Number of stores open.........................       504         460              504          460


           See notes to condensed consolidated financial statements.

                                FRIEDMAN'S INC.
                     Condensed Consolidated Balance Sheets
              (In thousands, except per share and share amounts)

                                                                                June 30,               September 30,
                                                                         ---------------------         -------------
                                                                           1999          1998               1998
                                                                         --------      --------           --------
                                                                              (Unaudited)                  (Note)
Assets
Current Assets:
  Cash................................................................   $  1,101      $    554           $    243
  Accounts receivable, net of allowance for doubtful
    accounts of $12,577 at June 30, 1999, $11,441
    at June 30, 1998 and $10,473 at September 30, 1998................    107,212        97,028             89,319
  Inventories.........................................................    106,416       111,407            105,586
  Other current assets................................................      3,580         3,449              2,398
                                                                         --------      --------           --------
      Total current assets............................................    218,309       212,438            197,546

Equipment and improvements, net.......................................     39,176        35,327             36,421
Notes receivable from related party...................................     25,000        25,000             25,000
Tradename rights, net.................................................      6,082         6,552              6,435
Other receivable......................................................          -         4,250              1,625
Other assets..........................................................      1,642         1,654              1,556
                                                                         --------      --------           --------
      Total assets....................................................   $290,209      $285,221           $268,583
                                                                         ========      ========           ========

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable....................................................   $ 29,554      $ 24,151           $ 16,757
  Accrued liabilities.................................................      9,925         6,664              6,673
  Income taxes payable................................................      4,422         2,350             (2,449)
  Bank debt...........................................................     49,903             -                  -
                                                                         --------      --------           --------
      Total current liabilities.......................................     93,804        33,165             20,981

Bank Debt - Long Term.................................................          -        61,901             66,969

Stockholders' Equity:
  Preferred stock, par value $.01, 10,000,000 shares
    authorized; and none issued.......................................          -             -                  -
  Class A common stock, par value $.01, 25,000,000 shares
    authorized, 13,219,292, 13,435,118 and 13,442,167 issued
    and outstanding at June 30, 1999, June 30, 1998 and
    September 30, 1998, respectively..................................        132           134                134
  Class B common stock, par value $.01, 7,000,000 shares
    authorized, 1,196,283, 1,196,283 and 1,196,283 issued and
    outstanding at June 30, 1999, June 30, 1998 and
    September 30, 1998, respectively..................................         12            12                 12
  Additional paid-in-capital..........................................    118,491       122,450            119,889
  Retained earnings...................................................     78,889        67,559             60,598
  Stock purchase loans................................................     (1,119)            -                  -
                                                                         --------      --------           --------
      Total stockholders' equity......................................    196,405       190,155            180,633
                                                                         --------      --------           --------
      Total liabilities and stockholders' equity......................   $290,209      $285,221           $268,583
                                                                         ========      ========           ========

Note: The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date.

           See notes to condensed consolidated financial statements.

                                FRIEDMAN'S INC.
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                                         Nine months ended
                                                                                             June 30,
                                                                                     -------------------------
                                                                                       1999             1998
                                                                                     --------         --------
Operating Activities:
  Net income......................................................................   $ 18,652         $ 18,180
  Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
    Depreciation and amortization.................................................      4,510            3,889
    Provision for doubtful accounts...............................................     25,394           20,800
    Changes in assets and liabilities:
      Increase in accounts receivable.............................................    (43,287)         (41,003)
      Increase in inventories.....................................................       (830)         (32,724)
      Increase in other assets....................................................     (1,266)            (574)
      Increase (decrease) in accounts payable and accrued liabilities.............     15,873           (1,525)
      Increase in income taxes payable............................................      6,871            2,349
                                                                                     --------         --------
          Net cash provided by (used in) operating activities.....................     25,917          (30,609)

Investing Activities:
  Additions to equipment and improvements.........................................     (6,915)          (9,485)
  Loans for employee stock purchases..............................................     (1,119)               -
                                                                                     --------         --------
          Net cash used in investing activities...................................     (8,034)          (9,485)

Financing Activities:
  Proceeds from (repayments of) bank borrowings...................................    (17,066)          42,504
  Advance related to acquisition of trade name rights.............................          0           (3,063)
  Proceeds from employee stock purchases and options exercised....................        225              430
  Payment of cash dividend........................................................       (183)               -
                                                                                     --------         --------
          Net cash provided by (used in) financing activities.....................    (17,024)          39,872
                                                                                     --------         --------
Increase (decrease) in cash.......................................................        858             (222)
Cash, beginning of period.........................................................        243              776
                                                                                     --------         --------
Cash, end of period...............................................................   $  1,101         $    554
                                                                                     ========         ========

           See notes to condensed consolidated financial statements.

                                FRIEDMAN'S INC.

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                 June 30, 1999


Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. Annual Report on Form 10-K for the year ended September 30, 1998.

Note B - Earnings per Share

     The dilutive effect of stock options on the dilutive weighted average number of shares outstanding for the period were zero and 308,000 for the three months ended June 30, 1999 and 1998, respectively, and zero and 200,000 for the nine months ended June 30, 1999 and 1998, respectively.

Note C - Reclassifications

     Certain balances as of June 30, 1998 have been reclassified to conform to the current year financial statement presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended June 30, 1999 compared to three months ended June 30, 1998
-----------------------------------------------------------------------------

Results of Operations
---------------------

     Total revenues, comprised of net merchandise sales and finance charges and other revenues, increased 14.5% to $74.1 million for the three months ended June 30, 1999, from $64.7 million for the three months ended June 30, 1998. Net merchandise sales increased $7.8 million, or 14.1%, for the three months ended June 30, 1999 compared to the same period in the prior year. Of the $7.8 million increase in net merchandise sales, comparable stores contributed $2.9 million, or 5.4%, and $4.9 million, or 8.7% was attributable to new stores. The increases in total revenues and net merchandise sales during the three months ended June 30, 1999 were attributable to a 9.6% increase in the number of stores in operation to 504 stores at June 30, 1999 from 460 stores at June 30, 1998 and the increase in comparable store net merchandise sales of 5.4%. Finance charge revenues increased 13.8% to $5.8 million for the three months ended June 30, 1999, from $5.1 million for the three months ended June 30, 1998. The increase in finance charge revenue is primarily due to higher accounts receivable balances. The margin contribution from finance charge revenues did not significantly contribute to income from operations for the three months ended June 30, 1999. Other revenues increased 20.7% to $5.1 million for the three months ended June 30, 1999, from $4.2 million for the three months ended June 30, 1998. The increase was attributable to higher sales levels.

     Cost of goods sold, including occupancy, distribution and buying, for the three months ended June 30, 1999 was $34.6 million, or 54.7% of net merchandise sales, compared with $30.3 million, or 54.8% of net merchandise sales, for the same period in the prior year. The slight decrease in cost of goods sold as a percentage of net merchandise sales for the quarter was the result of lower occupancy costs as a percentage of net merchandise sales due primarily to favorable expense leverage associated with increases in comparable and new store sales.

     Selling, general and administrative expenses increased to $28.3 million for the three months ended June 30, 1999 from $23.3 million for the three months ended June 30, 1998. Selling, general and administrative expenses increased to 38.2% of total revenues for the three months ended June 30, 1999 from 36.0% of total revenues in the comparable period in the prior year. The increase as a percentage of total revenues was attributable primarily to increased reserves for potential inventory losses and costs associated with the improvements in the Company's merchandise management infrastructure.

     The provision for doubtful accounts decreased 0.8% to $6.8 million for the three months ended June 30, 1999 from $6.9 million for the same period in the prior year. As a percentage of total revenues, the provision for doubtful accounts decreased to 9.2% of total revenues for the three month period ended June 30, 1999 from 10.7% of total revenues for the same period in the prior year. The decrease as a percentage of total revenues for the three month period ended June 30, 1999 was primarily due to management's decision to change the methodology for estimating credit losses across quarterly periods during the fiscal year. No change in such methodology was made or is anticipated for the annual fiscal period. At June 30, 1999, the allowance for doubtful accounts as a percentage of net accounts receivable remained unchanged at 10.5% compared to June 30, 1998. Delinquencies greater than 90 days on a recency basis represented 5.3% of total accounts receivable at June 30, 1999 compared to 7.0% at June 30, 1998. In September 1998, the Company changed its credit policy to write-off all accounts 100% contractually past due if no payments have been received for 60 days. The change was made because the Company believed the costs and time incurred by its employees in efforts to collect the accounts were disproportionate in relation to the amounts to be recovered.

     Depreciation and amortization expenses increased 18.4% to $1.6 million for the three months ended June 30, 1999 compared to $1.3 million for the three months ended June 30, 1998. As a percentage of total revenues, depreciation and amortization expense remained unchanged at 2.1% compared to the same period in the prior year.

     Interest income from a related party decreased 6.0% for the three months ended June 30, 1999 to $630,000 compared to $670,000 for the same period in the prior year. Interest expense for the three months ended June 30, 1999 decreased 20.7% to $822,000 compared to $1,036,000 for the same period in the prior year. The decrease in interest expense for the three months ended June 30, 1999 is due primarily to lower outstanding borrowings on the Company's line of credit. See "Liquidity and Capital Resources."

     As a result of the factors above, net income remained unchanged at $1.6 million for the three months ended June 30, 1999 as compared to the same period in the prior year. Basic and diluted earnings per share for the three months ended June 30, 1999 was $0.11 per share compared to the same amount for the comparable period in 1998. Basic weighted average shares outstanding increased 0.2% to 14,655,000 for the three months ended June 30, 1999 from 14,628,000 for the same period in the prior year and diluted weighted average shares outstanding decreased 1.9% to 14,655,000 for the three months ended June 30, 1999, from 14,936,000 for the three months ended June 30, 1998.

Nine months ended June 30, 1999 compared to nine months ended June 30, 1998.
----------------------------------------------------------------------------

Results of Operations
---------------------

     Total revenues for the nine months ended June 30, 1999, increased 19.3% to $278.7 million from $233.6 million for the nine months ended June 30, 1998. Net merchandise sales increased $38.9 million, or 18.9%, for the nine months ended June 30, 1999 compared to the same period in the prior year. Of the $38.9 million increase in net merchandise sales, comparable stores contributed $19.6 million, or 9.8%, and $19.3 million, or 9.1%, was attributable to new stores. Increases in total revenues and net merchandise sales for the nine month period ended June 30, 1999 compared with the same period in the prior year were attributable to an increase of 33 net new stores during the period and the increase in comparable store net merchandise sales of 9.8%. Finance charge revenues increased 15.6% to $17.1 million for the nine months ended June 30, 1999, from $14.8 million for the nine months ended June 30, 1998. The increase in finance charge revenue is primarily due to higher accounts receivable balances. The margin contribution from finance charge revenues did not significantly contribute to income from operations for the nine months ended June 30, 1999. Other revenues increased 30.0% to $17.1 million for the nine months ended June 30, 1999 from $13.2 million for the nine months ended June 30, 1998. The increase was attributable to higher sales levels.

     Cost of goods sold for the nine months ended June 30, 1999 was $127.9 million, or 52.3% of net merchandise sales, compared with $106.0 million, or 51.5% of net merchandise sales, for the same period in the prior year. The increase for the nine months as a percentage of net merchandise sales was primarily due to a higher sell-through of advertised and promotional product offerings and a change in sales mix from gold to diamond products which traditionally result in lower gross margin. In general, cost of goods sold as a percentage of net merchandise sales may continue to increase as a result of the Company's merchandising and promotional activities, but management does not believe that such potential increases represent a material continuing trend.

     Selling, general and administrative expenses increased 22.6% to $89.8 million for the nine months ended June 30, 1999 from $73.3 million for the nine months ended June 30, 1998. Selling, general and administrative expenses increased to 32.2% of total revenues from 31.4% of total revenues in the comparable period in the prior year. The increase was attributable primarily to increased reserves for potential inventory losses. Management does not consider the increase as a percentage to total revenues for the nine months ended June 30, 1999 to be a material continuing trend.

     Provision for doubtful accounts increased 22.1% to $25.4 million for the nine months ended June 30, 1999 from $20.8 million during the same period in the prior year. As a percentage of total revenues, the provision for doubtful accounts increased to 9.1% of total revenues from 8.9% of total revenues in the comparable period last year. The increase as a percentage of total revenues for nine month period ended June 30, 1999 was primarily due to management's decision to change the methodology for estimating credit losses across quarterly periods during the fiscal year. No change to such methodology was made or is anticipated for the annual fiscal period.

     Depreciation and amortization expenses increased 16.0% to $4.5 million for the nine months ended June 30, 1999 compared with $3.9 million during the same period in the prior year. As a percentage of total revenues, depreciation and amortization expense decreased to 1.6% compared to 1.7% from the same period in the prior year.

     Interest income from a related party remained unchanged at $1.9 million for the nine months ended June 30, 1999 compared to the same period in the prior year. Interest expense increased 30.7% to $2.9 million compared to $2.2 million for the same period in the prior year. The increase in interest expense for the nine months ended June

30, 1999 is due primarily to higher outstanding borrowings on the Company's line of credit. See "Liquidity and Capital Resources."

     Net income increased 2.6% to $18.7 million for the nine months ended June 30, 1999 from $18.2 million for the same period in the prior year. Basic earnings per share for the nine months ended June 30, 1999 was $1.27 per share compared to $1.24 per share for the comparable period in 1998. Basic weighted average shares outstanding increased 0.2% to 14,648,000 for the nine months ended June 30, 1999 from 14,615,000 for the same period in the prior year. Diluted earnings per share for the nine months ended June 30, 1999 was $1.27 per share compared to $1.23 per share for the comparable period in 1998. Diluted weighted average shares outstanding including common stock equivalents decreased 1.1% to 14,648,000 for the nine months ended June 30, 1999 from 14,815,000 at the same period in the prior year.

Liquidity and Capital Resources
-------------------------------

     For the nine months ended June 30, 1999 net cash provided by operating activities was $25.9 million compared to cash used for operating activities of $30.6 million used during the nine months ended June 30, 1998. In comparison to the comparable period in the prior year, cash provided by operations was favorably impacted by lower net inventory levels including accounts payable, offset slightly by increases in customer accounts receivable. Investing activities used cash of $8.0 million for the nine months ended June 30, 1999 compared to $12.5 million during the nine months ended June 30, 1998. The decrease is due to a $3.1 million investment in Crescent Jewelers in the comparable period last year and the decrease in net new stores to 33 for the nine months ended June 30, 1999 versus 76 for the nine months ended June 30, 1998. Financing activities used $17.0 million of cash for the nine months ended June 30, 1999 compared to $42.9 million provided during the nine months ended June 30, 1998. This cash was used primarily to repay bank borrowings during the nine months ended June 30, 1999 versus an increase in bank borrowings for the nine months ended June 30, 1998.

     During fiscal 1997, the Company invested $25 million in Crescent Jewelers Inc. and its wholly owned subsidiary, Crescent Jewelers (together "Crescent") in the form of a $20 million term loan and a $5 million note. The Company is under common control with Crescent as each have the same controlling stockholder. In addition, the Company and Crescent share the same Chief Executive Officer. The term loan is junior to Crescent's $65 million bank-provided credit facility, bears a similar rate of interest to such facility and is secured, after the credit facility, by all of Crescent's assets.

     Crescent is currently in default under the term loan and the note. The Company gave Crescent notice of this default pursuant to provisions of the term loan agreement and the note, and, as a result, the Company has received an increase in the interest rate of two percentage points on the outstanding indebtedness. On March 24, 1999, Crescent's senior lenders exercised their right to block any further interest payments on the term loan and the note. Accordingly, interest income of $166,000 due as of March 31, 1999 and $493,000 due as of June 30, 1999 on the term loan was accrued and remains unpaid. Interest income of $250,00 due as of April 15, 1999 and $125,0000 earned to date for interest due on October 15, 1999 on the note has been accrued. The $250,000 due on April 15, 1999 remains unpaid. The Company believes such amounts are collectible from Crescent as discussed below.

     The following factors and circumstances were considered by management in determining that as of June 30, 1999 the notes receivable from Crescent were recoverable. When management reviewed the recoverability of the Crescent notes receivable at quarter-end, management believed that a restructuring of Crescent's balance sheet was a likely outcome and that full repayment of the notes receivable and interest would result from that restructuring. However, at that time it was also management's belief that if Crescent filed for Chapter XI bankruptcy protection no loss would be incurred. This assessment was based on several factors. They included (1) an analysis of the estimated recovery value of Crescent's assets assuming a reorganization of Crescent, (2) the estimated minimum sales price of Crescent in the event Crescent were sold out of bankruptcy and (3) the level of Crescent's debts, projected cash flows, and the priority of the Company's and other creditors claims in bankruptcy.
Accordingly, no reserve for losses was established for such indebtedness as of June 30, 1999.

     On July 29, 1999 the Company announced that Crescent has made substantial progress in negotiating with its stakeholders to restructure Crescent's balance sheet and to provide for additional financing. As of August 10, 1999 negotiations were still in progress.

     Currently, the Company has a $70.0 million credit facility with its existing banks maturing on January 31, 2000. Management believes that the Company's credit facility will be sufficient to fund the Company's working capital requirements through calendar 1999. At June 30, 1999, $49.9 million was outstanding under the credit facility, with interest accruing on such borrowings at a range from 5.505% to 6.755%.

     On November 19, 1998, the Company announced that its Board of Directors had approved the repurchase of up to $5.0 million of its outstanding Class A Common Stock for a period of one year. The repurchases will be made in the open market through block purchases or in privately negotiated transactions, at the discretion of management and pursuant to applicable securities rules. The Company intends to finance the repurchases from cash flow from operations and availability under its existing credit facility. As of June 30, 1999, the Company had not repurchased any shares under the stock repurchase program.

     On March 2, 1999, the Company announced that its Board of Directors had approved and declared an annual cash dividend of $0.05 per share payable quarterly on issued and outstanding shares of the Class A and Class B Common Stock of the Corporation. The first quarterly dividend of $0.0125 per share, or $183,000, was paid on April 15, 1999, to stockholders of record of the Corporation at the close of business on March 31, 1999. The second quarterly dividend of $0.0125 per share, or $183,000, was paid on July 15, 1999, to stockholders of record of the Corporation at the close of business on June 30, 1999. Additionally, on August 12, 1999, the Board of Directors of the Company declared a quarterly dividend of $0.0125 per share for shareholders of record on September 30, 1999, payable October 15, 1999.

     On May 19, 1997, the Company acquired all the rights of A.A. Friedman's Co., Inc. of Augusta, Georgia ("AAFCO") to the "Friedman's Jewelers" tradename. In connection with the tradename rights acquisition, the Company issued to AAFCO 250,000 shares (in escrow) of its Class A common stock. The Company also agreed to pay AAFCO the amount by which the sales price of the stock at June 30, 1999 (the escrow settlement date) is less than $28.25. Prior to the sale of the shares, the Company has agreed to make cash advance payments to AAFCO through an escrow arrangement which would pre-fund the minimum sales proceeds. As of June 30, 1999, the Company had advanced $7.1 million (the full amount to be advanced) to AAFCO under this arrangement. Based on the market value of the 250,000 shares at June 30, 1999, no further amounts were due to AAFCO and the Company retired the 250,000 shares held in escrow finalizing the transaction.

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

     In 1998 the Company completed its assessment of each of these systems with the following results:

     (1) The accounting system will require a software upgrade to the latest release of the current software package. The upgrade is complete and testing is in process with an expected completion date of August 31, 1999.

     (2) The credit system will require modifications to the software programs that operate this system. Those modifications are complete while testing is in process with an expected completion date of August 31, 1999.

     (3) The retail system will require the installation of a new software package as well as a new hardware system to support it. The software package is installed while testing is in process with an expected completion date of August 31, 1999. In addition, the Company has completed the installation of additional hardware to support the new software package.

     (4) The point-of-sale system will require a software upgrade as well as an upgrade of the personal computers in each store on which the software is operated. The software and computer upgrades have been completed.

     The Company has identified all key third parties or business partners who are critical to the Company's business and its operations. The Company has sent a Year 2000 readiness exposure document to each of these vendors requesting that they confirm their Year 2000 compliance. Of the vendors that did respond, all indicated that they would be in compliance by 12/31/99. Those who did not respond are in the process of being contacted directly by the Company.

     Costs to Address Year 2000 Issues. The Company will utilize both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $2.5 million and is being funded through operating cash flows. Of the total project cost, approximately $2,000,000 is attributable to the purchase of new software and hardware which, will be capitalized. The remaining $500,000 will be expensed as incurred and is not expected to have a material effect on the results of operations. As of July 31, 1999, the Company has incurred approximately $2,000,000 ($247,000 expensed and $1,753,000 capitalized) for new systems related to the assessment of, and preliminary modification efforts on, its Year 2000 project.

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

     Should the Company's internal systems fail to function properly with respect to dates in the year 2000 and thereafter, the Company believes that the decentralized nature of its store operations would allow it to continue to operate with limited interruption. The primary effect of such a failure would be in the management of inventory levels in the stores, the extension of credit and the management of accounts receivable. The Company may not be able to track the sale of its products in the stores as quickly as it currently is able to, and, as a result, would not be able to replenish the inventory in a timely manner. In addition, the stores credit systems may not operate properly which could limit their ability to accurately assess the credit rating of potential customers and lead to lost sales as a result of credit denial or uncollectible accounts due to improper credit ratings. Also, any interruption in the Company's credit systems could significantly and adversely affect the collection of accounts receivable.

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

     The Company filed no reports on Form 8-K for the three months ended June 30, 1999.

     The exhibits to this report on Form 10-Q are listed on the Exhibit Index which immediately follows the signature page hereto.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 16, 1999.


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