Form 10-K
period 1999-09-30
FRIEDMANS INC
filed 1999-12-29
CIK 911004

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ------------

                                   FORM 10-K

                                 ------------

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 1999

                                       OR

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X___ No___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") was $97,622,647 at December 15, 1999, based on the closing sale price of $7.38 per share for the Class A Common Stock on such date on the Nasdaq National Market.

     The number of shares of the registrant's Class A Common Stock outstanding at December 15, 1999, was 13,228,001. The number of shares of the registrants Class B Common Stock outstanding at December 15, 1999, was 1,196,283.

                       Documents Incorporated by Reference

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on March 2, 2000, are incorporated by reference in Part III.

================================================================================

                                 Friedman's Inc.
                           Annual Report on Form 10-K
                  For the Fiscal Year Ended September 30, 1999

                                Table of Contents

Item                                                                      Page
Number                                                                    Number
--------------------------------------------------------------------------------
                                     PART I

1.       Business                                                          1

2.       Properties                                                        9

3.       Legal Proceedings                                                 9

4.       Submission of Matters to a Vote of Security Holders               9


                                     PART II

5.       Market for the Registrant's Common Equity
         and Related Stockholder Matters                                  10

6.       Selected Financial Data                                          10

7.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        12

7(A).    Quantitative and Qualitative Disclosures About Market Risk       22

8.       Financial Statements and Supplementary Data                      22

9.       Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                         22

                                    PART III

10.      Directors and Executive Officers of the Registrant               22

11.      Executive Compensation                                           22

12.      Security Ownership of Certain Beneficial Owners and Management   23

13.      Certain Relationships and Related Transactions                   23

                                     PART IV

14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K   24

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

ITEM 1. BUSINESS.

General

     Friedman's is a specialty retailer of fine jewelry and, as of the 1999 Christmas season, operated 564 stores in 21 states primarily in the southern United States. The Company positions itself as "The Value Leader(R)" of specialty retail fine jewelry by offering competitive prices, a broad merchandise selection and a high level of customer service that appeals to its target market of low to middle income consumers aged 18 to 45 years old. The Company's real estate expansion strategy focuses primarily on opening new stores in power strip centers in small cities and towns. Friedman's believes it has developed a distinctive franchise based on its value orientation, loyal customer base and strong name recognition, having served the southeast since 1920.

Store Locations

     The Company plans to continue its store expansion by opening new stores in both existing and new markets, focusing primarily on power strip centers with selective expansion into regional malls. The Company typically expands from existing markets into contiguous new markets and attempts to concentrate its stores within a market in order to leverage advertising and supervisory costs. As defined by the Company, power strip centers are shopping centers which are anchored by major discount retailers such as Wal-Mart, Target or K-Mart and often include other mass merchandisers.

     The following table sets forth the Company's store openings and closings for its last five fiscal years:

                                                                     Fiscal Year Ended
                                                                       September 30,
                                               ------------------------------------------------------------
                                               1999          1998          1997          1996          1995
                                               ----          ----          ----          ----          ----
    Number of Stores
          Beginning of Period.....              471           384           301           215           141
          Opened..................               80            95            90            90            77
          Closed..................               20             8             7             4             3
                                           --------       -------       -------        ------        ------
          Total at Period End.....              531           471           384           301           215
                                           ========       =======       =======        ======        ======

    Percentage growth over prior period        12.7%         22.7%         27.6%         40.0%         52.5%


     The Company's general policy is to allow a new store two Christmas seasons to attain the profitability and sales goals set by the Company before it will consider closing the store.

     As of September 30, 1999, the Company operated 531 stores in 21 states. The following table provides information regarding the location by state and number of stores operated by the Company at the end of the Company's last five fiscal years.

                                                                    September 30,
                                       --------------------------------------------------------------
State                                  1999           1998          1997          1996           1995
-----                                  ----           ----          ----          ----           ----
Georgia....................             77             68            61            58             53
North Carolina.............             66             57            54            50             40
South Carolina.............             48             42            38            34             29
Virginia...................             44             38            22            14              7
Tennessee..................             40             35            23            16             10
Texas......................             37             30            22             8              1
Florida....................             35             25            21            19             19
Alabama....................             31             24            18            17             11
Louisiana..................             24             23            22            21             13
Mississippi................             23             21            21            21             19
Kentucky...................             23             20            16            12              5
Arkansas...................             19             18            13             8              4
Maryland...................             16             19            11             1              0
Oklahoma...................             12             14            13             6              0
Missouri...................              8             10             9             6              1
Indiana....................              8              6             5             2              0
Ohio.......................              7              7             7             5              3
West Virginia..............              6              6             1             1              0
Illinois...................              4              4             4             1              0
Delaware...................              2              2             2             0              0
Pennsylvania...............              1              1             0             0              0
Iowa.......................              0              1             1             1              0
                                      ----           ----          ----          ----           ----
         Total.............            531            471           384           301            215
                                      ====           ====          ====          ====           ====


     For the 1999 Christmas selling season, the Company operated 564 stores of which 351 stores were in power strip centers and 213 stores were in regional malls.

Crescent Jewelers

     As part of the Company's overall business strategy, the Company has maintained a strategic relationship with Crescent Jewelers, an affiliate of the Company, since 1996. Crescent Jewelers ("Crescent") is a specialty retailer of fine jewelry based in Oakland, California, and operates a total of 150 stores in seven western states as of December 31, 1999. Management believes that Crescent is strategically located in one of the largest and fastest growing markets in the United States, operating significantly more stores in the state of California than its nearest competitor. With the completion of Crescent's recent restructuring and new financing, management believes that Crescent is positioned to improve its financial stability, liquidity and the merchandising of its stores, and resume unit growth. In addition, the Company intends to further strengthen its strategic relationship with Crescent through the realization of certain operating synergies, and has already initiated these efforts in the financial and investor relations management functions.

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources," the information incorporated by reference into Item 13. "Certain Relationships and Related Transactions" and Note 8 to the Notes to the Consolidated Financial Statements.

Customer Service

     Friedman's has been dedicated for 80 years to providing quality customer service to its customer base, which is comprised primarily of low to middle income consumers in the 18 to 45 year-old age group. The Company offers its customers a flexible trade-in and 30-day return policy, a credit program for qualified purchasers, guaranteed trade-ins on all Friedman's diamond merchandise and numerous customer appreciation events throughout each year. Pursuant to Company guidelines, "Store Partners" (discussed below) are primarily responsible for cultivating and maintaining relationships with customers. Friedman's believes that in the highly competitive retail jewelry industry, customer satisfaction cannot be emphasized enough and that its customer satisfaction program is the essential element in creating and maintaining successful customer relationships.

Credit Operations

     The Company's credit programs are an integral part of its business strategy. Approximately 54% of the Company's net merchandise sales in fiscal 1999 were generated by credit sales on the Company's proprietary credit cards. Opening a credit account allows Friedman's sales personnel to build relationships with customers that the Company believes engender customer loyalty and facilitate repeat purchases. To support this strategy, the Company has developed a standardized system for extending credit and collecting accounts receivable according to its strict credit disciplines. Credit applications are processed at each store, which provides customers access to convenient credit. The Company encourages its credit customers to make monthly payments in person at a store and the majority do so, generating store traffic, encouraging additional purchases and strengthening customer relationships. The Company also accepts major credit cards and accounts for these credit card purchases as cash sales.

     Consistent with industry practice, Friedman's encourages the purchase of credit insurance products in connection with sales of merchandise on credit. The Company sells such products as an agent for a third-party insurance company and maintains a reinsurance contract with the insurance company .

     As of September 30, 1999, the Company had approximately 259,000 credit accounts with an average net principal balance per account of approximately $378.

     Credit Extension. As a customer service and control measure, credit applications, references and credit bureau reports are evaluated by store personnel using the Company's proprietary computer-based credit analysis system. The system allows the Store Partner to assess the risk level for each customer on a statistically objective basis and assists the Company in determining the appropriate credit limit as well as stipulations regarding the type of credit contract, suggested down payment and terms for which the customer is eligible. Compliance with Company policies is reviewed and non-compliance addressed daily.

     Collections. Collection of accounts is, to a large extent, managed at the store level. Accounts are processed five times each month in the Company's central office. The first three past due notices are sent to customers from the central office. An installment contract is considered delinquent if the customer is seven days past due, at which time the customer receives the first of the three notices from the central office. When an account is 14 days past due, the customer incurs a late charge. If a payment is not received within 21 days after the due date, a more forceful reminder is sent to the customer, which is the final notice sent from the central office. If a payment has not been received by the due date, the central office generates a report known as a delinquency report and distributes it to the appropriate store, and the store takes over collection activity. This collection activity consists of phone calls and further notices being sent at seven day intervals. When the Company deems it appropriate, the supervisor (Senior Partner) may approve legal action, such as pursuing remedies in small claims or other courts.

     The Company's policy is generally to write-off in full any credit account receivable if no payments have been received for 120 days on a recency basis, any other credit accounts receivable, regardless of payment history, if judged uncollectible (for example, in the event of fraud in the credit application or bankruptcy) and all accounts 100% contractually past-due and for which no payments have been received for 60 days. Effective July 1999, the Company amended its credit policy to write-off in full any credit accounts receivable if no payments have been received for 90 days for stores opened after July 1, 1999. The Company made the change because the Company believed the costs and time incurred by its employees in efforts to collect the accounts were disproportionate in relation to the amounts to be recovered. After the account has been written off, it is referred to an outside collection agency. The Company maintains an allowance for uncollectible accounts based in part on historical experience. As of September 30, 1999, the allowance was maintained at 10.0% of the accounts receivable balance. The Company expects that any downturn in general economic conditions in the markets in which it operates would adversely affect its collection of outstanding credit accounts receivable.

     The following table presents certain information related to the Company's credit operations for the last five fiscal years:


                                                             Fiscal Year Ended September 30, (1)
                                            ----------------------------------------------------------------
                                            1999          1998          1997          1996          1995
                                            ----          ----          ----          ----          ----
                                         (in thousands, except for percentages and information relating to customer accounts)
Revenues attributable to credit
     sales(2)..........................   $199,965       $171,324      $145,703      $119,981       $85,150
Accounts receivable(3).................   $108,642        $95,972       $82,678       $68,491       $48,741
Credit sales as a percentage of
     net merchandise sales.............       53.7%          55.0%         56.9%         58.8%         58.7%

Net receivable revenues(4).............    $40,823        $33,417       $27,156       $20,409       $13,362
Provision for doubtful accounts........    $32,006        $29,767       $22,892       $15,594        $9,255
Gross income before credit
     expenses..........................     $8,817         $3,650        $4,264        $4,815        $4,107
Gross yield before credit
     expenses(5) ......................        7.7%           3.5%          4.9%          7.0%          9.0%

Active number of customer
     accounts .........................    258,672        244,903       225,701       190,547       140,444
Balance per customer account(6)........       $378           $351          $330          $323          $312
Average credit ticket..................       $221           $204          $200          $192          $190
Average accounts receivable(7).........   $114,516       $103,609       $87,406       $68,736       $45,695
Average monthly collection
     percentage........................       12.0%          11.2%         11.1%         11.4%         11.9%
Net charge-offs as a percentage
     of net sales(8)...................       10.8%          10.8%         10.0%          7.8%          6.0%
Net charge-offs as a percentage
     of credit revenues(8).............       16.6%          16.3%         14.8%         11.4%          8.8%
Allowance for doubtful accounts
     as a percentage of accounts
     receivable .......................       10.0%          10.5%         10.0%         10.0%         10.0%
Accounts receivable greater than
     90 days past due(9) ..............        4.7%           7.1%          7.7%          9.1%          6.7%
Accounts receivable less than
     30 days past due(9) ..............       83.8%          80.5%         79.8%         77.9%         80.1%

------------------

(1) As more fully described in Note 2 of the Notes to Consolidated Financial Statements, the Company changed its accounting policy relating to revenue recognition for diamond and gold product warranties. As a result of the change in accounting policy, the Company has restated the financial information in this table for the years ended September 30, 1998, 1997, 1996 and 1995.

(2) Revenues attributable to credit sales constitute merchandise sold pursuant to the Company's proprietary credit program as well as earned finance charges, product warranties and credit insurance.

(3) Accounts receivable is stated net of unearned finance charges, diamond and gold bond product warranties and credit insurance.

(4) The sum of finance charge income, insurance commissions and other credit revenues.

(5) Reflected as a percentage of average accounts receivable, net of unearned finance charges, diamond and gold bond product warranties and credit insurance.

(6) Average customer account balance as of September 30, net of allowance for doubtful accounts.

(7) Represents the average accounts receivable balance outstanding during the fiscal year.

(8) Includes the accelerated write-off of specific accounts aggregating $2.7 million associated with a change in the Company's credit policy effective September 30, 1998. Excluding this change in credit policy, net charge-offs as a percentage of net sales and credit revenues were 9.8% and 14.8%, respectively, for the fiscal year ended September 30, 1998.

(9)  Reported on a recency basis.

     The Company's policy is to review delinquency and net write-offs on a monthly basis and adjust the provision for doubtful accounts so that the accounts are stated at estimated net realizable value.

Store Management

     Each of the Company's stores is operated under the direction of a Store Partner, a title which reflects the Company's philosophy that each store should be operated as an independent business unit to the greatest extent possible. Store Partners are responsible for the management of all store-level operations including sales, credit extension and collection, and payroll and personnel matters. Store Partners are assisted by a staff which includes an assistant manager and two to five sales associates. The Company operates a manager training and development program, which is one of the principal sources for future Store Partners. Sales associates are provided with written manuals containing Company policies and procedures and other training materials and are also trained on-site by supervisory personnel. Forty-one "Senior Partners," each responsible for approximately 12 stores, and 15 "District Partners," each responsible for approximately four stores including their own, oversee the operations of the Company's stores and evaluate the performance of the Store Partners. Senior Partners report to ten Regional Vice Presidents, each responsible for approximately 20 to 60 stores, and four Division Presidents, each responsible for approximately 100 to 200 stores. Senior Partners, Regional Vice Presidents and Division Presidents interact on a daily basis with the Company's senior management to review individual store performance. The Company believes that its decentralized store management structure enables senior management, Senior Partners, Regional Vice Presidents and Division Presidents to focus on the Company's daily operating disciplines and the needs of its target customers while allowing the Company to continue expanding.

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

Advertising and Promotions

     Friedman's advertising seeks to position the Company as "The Value Leader(R)" in the specialty retail fine jewelry business in the markets that it serves. Frequent special promotions such as diamond remount events and clearance sales are designed to increase traffic through the Company's stores and generate an urgency for customers to make purchases. Store "grand openings" are an important aspect of the Company's overall advertising plan. The Company has formulated a unique "work the town" advertising effort around store grand openings in which Store Partners personally invite key local residents and businesses to attend.

     The Company's principal advertising vehicles consist of direct mailings, promotions within stores, television and radio commercials, local and regional newspaper advertisements and advertising circulars. The Company believes that increasing store density in its major advertising markets enhances the efficiency of its advertising activities.

Merchandising

     Each Friedman's store offers a wide variety of affordable jewelry products, including diamonds, gemstones, rings, gold jewelry and chains, watches and other fine jewelry. The Company principally sells diamonds and gemstones, and for fiscal 1999, 1998 and 1997, these products represented approximately

71.4%, 67.1% and 66.7%, respectively, of the Company's net merchandise sales. Friedman's stores offer a broad range of diamonds up to one carat and occasionally place special orders for larger diamonds.

     The gold jewelry sold in the Company's stores is primarily 10 and 14 karat, and for fiscal 1999, 1998 and 1997, these products represented approximately 19.3%, 22.8% and 24.0% of the Company's net merchandise sales.

     Sales of wedding-related products accounted for approximately 34.8%, 32.7% and 30.7% of the Company's net merchandise sales in fiscal 1999, 1998 and 1997, respectively. Although the Company's wide range of products and prices is designed to appeal to a broad customer base, its wedding-related and other products particularly attract young adults.

Purchasing

     The Company does not manufacture its merchandise. The Company purchases complete diamond and other gemstone jewelry, watches and gold jewelry from vendors in the United States and abroad. The Company also subcontracts with jewelry finishers to set loose gems into rings and jewelry, using styles selected by Friedman's. The Company maintains a quality control program, with all finished items being inspected upon receipt at the Company's offices after setting. The Company believes that it is not reliant upon any one supplier or subcontractor, because it could replace any single supplier or subcontractor with a competing firm without material difficulty.

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

Systems and Controls

     The Company's management information systems utilize an IBM AS/400-based system. The management information systems use customized software which was specifically designed for the retail jewelry industry. In fiscal 1999 the Company implemented a new retail enterprise, state-of-the-art software system that significantly enhances the Company's ability to plan, manage, allocate, control and distribute its inventories. The systems also enable management to monitor the Company's credit operations. Supervisors and senior management can review and analyze credit activity by store, amount of sale, terms of sale or employees who approved the sale. The entire credit extension and collection process is automated and the system maintains all customer data to facilitate future credit transactions.

     Utilizing the management information systems, senior management and regional supervisors can monitor each store's and each employee's productivity and performance. The systems automatically provide a daily reconciliation of such store's transactions so that Store Partners can investigate discrepancies on a timely basis. Overall, the systems provide information that enables the Company to monitor merchandise trends and variances in performance and improve the efficiency of its inventory and personnel management.

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

     The Company's mall stores compete with major national jewelry chains, such as Zale Corporation, which includes the Zale's and Gordon's operations; Sterling, Inc., which includes Kay Jewelers; Whitehall Jewelers, Inc; Helzberg's Diamond Shops, Inc.; regional jewelry chains; independent jewelers, and major department stores. Typically, one or more of these competitors, including jewelry kiosks such as Piercing Pagoda are located in the same regional mall as the Company's mall stores. In addition, recently some of the Company's competitors have established non-mall based stores in major metropolitan areas which offer a large selection of jewelry products. The Company also competes with catalog showrooms, discount stores, direct suppliers, home-shopping television programs and jewelry retailers who make sales through Internet sites, as well as credit card companies and other providers of consumer credit. Certain of the Company's competitors are substantially larger and have greater financial resources than the Company. The Company also believes that it competes for consumers' discretionary spending dollars with retailers that offer merchandise other than fine jewelry. The foregoing competitive conditions may adversely affect the Company's revenues, profitability and ability to expand.

Tradename

     The Company, or its predecessors, have been doing business under the "Friedman's Jewelers" tradename for approximately 80 years. The Company also uses the "Regency Jewelers" tradename in three locations as of September 30, 1999. The Company first began use of this tradename in 1979 when the Company opened a second retail jewelry store in the same mall, but decided it did not want to operate both stores under the same tradename. With the acquisition of all the rights of A.A. Friedman Co., Inc. of Augusta, Georgia, ("AAFCO") to the Friedman's Jewelers tradename, the Company changed all but three of the Regency Jewelers stores to Friedman's Jewelers stores during the first quarter of 1999. The cost of this conversion was not material.

Employees

     As of September 30, 1999, the Company had 4,390 employees. None of the Company's employees are members of unions. The Company believes that its relations with its employees are good.

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

     The sale of credit life, health and property and casualty insurance products by the Company is also highly regulated. State laws currently impose disclosure obligations with respect to the Company's sales of credit and other insurance products similar to those required by the Federal Truth in Lending Act, impose restrictions on the amount of premiums that may be charged and also require licensing of certain Company employees. The Company believes it is in compliance in all material respects with all applicable laws and regulations relating to its insurance business.

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

     The Company also leases the buildings in which its headquarters are located. The Company paid rent of approximately $143,000 in fiscal 1999 for use of the space it occupies in these buildings. The buildings in which the Company's headquarters are located contain approximately 27,700 square feet of office and administrative space.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is involved in certain legal actions arising in the ordinary course of business, but management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on Friedman's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 30, 1999.

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

                                                   High              Low
                                                   ----              ---
Fiscal Year Ended September 30, 1999
         First Quarter.........................   $10.00            $5.00
         Second Quarter .......................   $13.25            $7.88
         Third Quarter.........................   $10.75            $7.88
         Fourth Quarter .......................   $10.00            $8.00

                                                   High              Low
                                                   ----              ---
Fiscal Year Ended September 30, 1998
         First Quarter.........................   $19.50            $13.50
         Second Quarter .......................   $20.75            $13.50
         Third Quarter ........................   $22.00            $14.38
         Fourth Quarter .......................   $16.50             $5.38
----------------
         As of December 15, 1999, the closing price per share on the Nasdaq National Market was $7.38.

Holders

     As of December 15, 1999, there were approximately 78 record holders of the Class A Common Stock and two record holders of the Class B Common Stock. The Company estimates that there are approximately 2,300 beneficial owners of the Class A Common Stock.

Dividend Policy

     The Company paid a cash dividend of $0.0125 per share of Class A Common Stock and Class B Common Stock in each of the second, third and fourth fiscal quarters of 1999. Future dividends, if any, will be determined by the Board of Directors and will be based upon the earnings, capital requirements and operating and financial condition of the Company, among other factors, at the time any such dividends are considered. The Company's ability to pay dividends in the future is restricted by its credit facilities, which prescribe certain income and asset tests that affect the amount of any dividend payments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 2 of Notes to Consolidated Financial Statements.


ITEM 6.  SELECTED FINANCIAL DATA.

     The following statement of income and balance sheet data for fiscal years ended September 30, 1995 through September 30, 1999 were derived from the audited Consolidated Financial Statements of the Company. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

     In connection with the preparation of the financial statements for fiscal 1999, the Company changed its accounting policy relating to revenue recognition for diamond and gold bond product warranties. The Company concluded that revenue from the sale of diamond and gold bond product warranties should be deferred and recognized ratably over the estimated life of the contracts. The financial statements for fiscal 1998 and fiscal 1997 have been restated and the discussion that follows reflects the effect of this change. Also, the Company restated its financial statements for the fiscal years ended September 30, 1996 and 1995 to reflect the result of this change.

     In addition, the Company has changed the presentation of its statement of income. Certain balances as of September 30, 1998 through September 30, 1995, have been reclassified to conform to the current year income statement presentation and also conform to retail industry financial reporting practices. Specifically, the Company has reclassified finance charge income and insurance commissions, previously included in revenues, as a reduction of selling, general and administrative expenses. The Company reclassified the provision for doubtful accounts to selling, general and administrative expenses, netting this expense against the finance charge and insurance commission income discussed above. The Company has also reclassified certain inventory-related expenses from selling, general and administrative expenses to cost of goods sold. These expenses include inventory shortages and related accruals, outbound freight and inventory capitalization costs.


                                                            Fiscal Year Ended September 30,
                                           -------------------------------------------------------------
                                             1999         1998         1997          1996         1995
                                           --------     --------     --------      --------     --------
                                             (Dollars in thousands, except share and per share amounts)
  Statement of Income Data:

  Net sales..............................  $308,385     $259,146     $214,255      $173,717     $124,968
  Cost of goods sold, including
     occupancy, distribution and
     buying .............................   163,983      135,412      109,352        87,863       63,117
  Selling, general and administrative
     expenses............................   110,665      100,506       71,127        55,693       42,247
  Depreciation and amortization..........     6,379        5,269        4,177         3,321        2,516
  Interest (income) expense, net ........     1,421          874         (665)        2,197        4,102
                                            -------      -------      -------       -------      -------
  Income before extraordinary item
     and income taxes(1).................    25,937       17,085       30,264        24,643       12,986
  Income tax expense.....................     9,454        6,491       11,498         9,383        2,873
                                            -------      -------      -------       -------      -------
  Income before extraordinary item.......    16,483       10,594       18,766        15,260       10,113
  Extraordinary item (net of taxes) (1)..        --           --           --        (1,696)          --
                                            -------      -------      -------       -------      -------
  Net income ............................   $16,483      $10,594      $18,766       $13,564      $10,113
                                            =======      =======      =======       =======      =======
  Basic earnings per share before
     extraordinary item .................     $1.13        $0.72        $1.30         $1.19        $0.96
  Diluted earnings  per share before
     extraordinary item .................     $1.13        $0.72        $1.29         $1.17        $0.94
  Weighted average common shares
     outstanding -basic..................14,590,000   14,620,000   14,408,000    12,779,000   10,503,000
  Weighted average common shares
     outstanding -diluted................14,590,000   14,762,000   14,539,000    13,031,000   10,722,000

  Other Operating Data:

  Number of stores (end of periods)......       531          471          384          301           215
  Percentage increase in number of stores
     (end of periods)....................      12.7%        22.7%        27.6%        40.0%         52.5%
  Percentage increase (decrease) in
     comparable store sales (2) .........       8.7%        (1.1%)       (1.5%)        2.9%         13.3%
  Income from operations as a
     percentage of net sales ............       8.8%         6.9%        13.8%        15.5%         13.7%
  Net income as a percentage  of net
     sales...............................       5.3%         4.1%         8.8%         7.8%          8.1%



                                                                   September 30,
                                           -------------------------------------------------------------
                                             1999         1998         1997          1996         1995
                                           --------     --------     --------      --------     --------
  Balance Sheet Data:

  Accounts receivable, net............     $ 97,780     $ 85,900     $ 74,410      $ 61,614     $ 43,847
  Inventories.........................      114,128      105,586       78,683        64,307       45,175
  Working capital.....................      167,390      175,865      124,963       121,245       77,052
  Total assets........................      275,296      267,883      221,786       174,618      121,011
  Long-term debt......................       28,184       66,969       19,397          --         22,369
  Stockholders' equity................      191,904      178,514      170,051       146,358       74,236

-----------------------------

(1) Extraordinary item in fiscal 1996 of $1.7 million net of applicable income taxes reflects the payment of a make whole amount of $2.8 million relating to the early repayment of the Company's 14.25% Senior Subordinated Debt.
(2) A new store becomes a comparable store in the first full month following the anniversary of the opening of such store.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     As used herein, the terms "fiscal 1999," "fiscal 1998," and "fiscal 1997" refer to the Company's fiscal years ended September 30, 1999, 1998 and 1997, respectively.

     In connection with the preparation of the financial statements for fiscal 1999, the Company changed its accounting policy relating to revenue recognition for diamond and gold bond product warranties. The Company concluded that revenue from the sale of diamond and gold bond product warranties should be deferred and recognized ratably over the estimated life of the contracts. The financial statements for fiscal 1998 and fiscal 1997 have been restated and the discussion that follows reflects the effect of this change. Also, the Company restated its financial statements for the fiscal years ended September 30, 1996 and 1995 to reflect this change.

     In addition, the Company has changed the presentation of its statement of income. Certain balances as of September 30, 1998 through September 30, 1995, have been reclassified to conform to the current year income statement presentation and also conform to retail industry financial reporting practices. Specifically, the Company has reclassified finance charge income and insurance commissions, previously included in revenues, as a reduction of selling, general and administrative expenses. The Company reclassified the provision for doubtful accounts to selling, general and administrative expenses, netting this expense against the finance charge and insurance commission income discussed above. The Company has also reclassified certain inventory-related expenses from selling, general and administrative expenses to cost of goods sold. These expenses include inventory shortages and related accruals, outbound freight and inventory capitalization costs.

Results of Operations

     The following table sets forth certain percentage relationships based on the Company's Consolidated Income Statements for the periods indicated.


                                                                       Fiscal Year Ended September 30,
                                                                   -----------------------------------------
                                                                    1999             1998              1997
                                                                   ------           ------            ------
        Net sales...........................................       100.0%           100.0%            100.0%
        Cost of goods sold including occupancy,
            distribution and buying ........................        53.2             52.3              51.0
        Selling, general and administrative expenses(1).....        35.9             38.8(1)           33.2
        Depreciation and amortization.......................         2.1              2.0               2.0
        Interest (income) expense...........................         0.5              0.3              (0.3)
                                                                   -----            -----             -----
        Income before extraordinary item and income taxes...         8.3              6.6              14.1
        Income tax expense..................................         3.0              2.5               5.3
                                                                   -----            -----             -----

        Net income..........................................         5.3%             4.1%              8.8%
                                                                   =====            =====             =====

         -----------------------------

         (1) Selling, general and administrative expenses in fiscal 1998 include a $1.8 million charge related to reserves established for senior executive severance and store closing costs and a charge for the accelerated write-off of specific accounts aggregating $2.7 million associated with the Company's change in its credit policy, effective September 30, 1998. Excluding these charges, selling, general and administrative expenses as a percentage of net sales would have been 37.1%.

Fiscal Year 1999 Compared to Fiscal Year 1998

     Net sales increased 19.0% to $308.4 million in the fiscal year ended September 30, 1999, from $259.1 million in the fiscal year ended September 30, 1998. Of the $49.3 million increase in net sales, $26.1 million, or 10.1% of the increase resulted from additional net sales contributions from 60 net new stores and $23.2 million, or 8.9% of the increase came from increases in comparable store net sales in fiscal 1999. Comparable store net merchandise sales increased 8.7% in the fiscal year ended September 30, 1999.

     Cost of goods sold, including occupancy, distribution and buying, increased 21.1% to $164.0 million, or 53.2%, of net sales, for fiscal 1999 versus $135.4 million, or 52.3%, of net sales, in fiscal 1998. The fiscal 1999 increase as a percentage of net sales was primarily the result of higher merchandise cost of goods offset slightly by lower store occupancy costs. The increase in merchandise cost of goods was primarily due to a higher sales of advertised, promotional and clearance merchandise and a change in sales mix from gold to diamond products which traditionally result in lower gross margins. In general, cost of goods as a percentage of net sales may continue to increase as a result of the Company's merchandising and promotional activities, but management does not believe that such potential increases represent a material continuing trend.

     Selling, general and administrative expenses increased 10.1% to $110.7 million for fiscal 1999 from $100.5 million in fiscal 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 35.9% in fiscal 1999 from 38.8% in fiscal 1998. Selling, general and administrative expenses in fiscal 1998 included a $1.8 million charge related to reserves established for senior executive severance and store closing costs and a $2.7 million charge related to a change in the Company's credit policy to accelerate the write-off of all accounts 100% contractually past due if no payments have been received for 60 days. Excluding these charges, selling, general and administrative expenses as a percentage of net sales decreased to 35.9% in fiscal 1999 from 37.1% in fiscal 1998. This decrease in selling, general and administrative expenses as a percentage of net sales in fiscal 1999 was primarily due to improved expense leverage in payroll, advertising and other direct expenses resulting from the increase in comparable store net merchandise sales and productivity gains from an increase in the number of stores in existing markets. The Company does not expect the decrease in selling, general and administrative expenses as a percentage of net sales to constitute a continuing material trend.

     Depreciation and amortization expenses increased 21.1% to $6.4 million in fiscal 1999 from $5.3 million in fiscal 1998. Depreciation and amortization expense as a percentage of net sales was 2.1% in fiscal 1999 compared to 2.0% in fiscal 1998. The increase in depreciation and amortization as a percentage of net sales was due primarily to expenses associated with the implementation of new computer software placed into service July 1, 1999. In general, depreciation and amortization expenses as a percentage of net sales may continue to increase as a result of additional investments in systems and infrastructure.

     Interest income from a related party decreased to $2.49 million in fiscal 1999 compared to $2.52 million in fiscal 1998. As a percentage of net sales, interest income from a related party decreased to 0.8% in fiscal 1999 compared to 1.0% in fiscal 1998. Management expects interest income from a related party to continue to decrease because of repayment of borrowings by Crescent Jewelers Inc. and its wholly owned subsidiary, Crescent Jewelers (collectively, "Crescent"). Crescent is affiliated with the Company because of common ownership and management. This decrease will likely be partially offset by Crescent's payments to the Company of fees related to the Company's guaranty of Crescent's obligations under Crescent's credit facility. See "Liquidity and Capital Resources." Interest expense increased to $3.9 million in fiscal 1999 compared to $3.4 million in fiscal 1998. As a percentage of net sales, interest expense remained unchanged at 1.3% of net sales in fiscal 1999 and fiscal 1998, respectively. The fiscal 1999 increase in interest expense was due primarily to higher average outstanding borrowings on the Company's line of credit. See "Liquidity and Capital Resources."

     Income tax expense increased 45.6% to $9.5 million in fiscal 1999 from $6.5 million in fiscal 1998. The Company's effective income tax rate decreased to 36.5% in fiscal 1999 from 38.0% in fiscal 1998.

     Net income increased by 55.6% to $16.5 million in fiscal 1999 compared to $10.6 million in fiscal 1998 primarily as a result of increases in net sales, lower selling, general and administrative expenses as a percentage of net sales and a lower effective income tax rate. The positive effect of those items on net income was partially offset by increases in cost of goods sold, depreciation and amortization expense and net interest expense.

     Basic and diluted earnings per share increased 56.9% to $1.13 in fiscal 1999 from $0.72 in fiscal 1998. Basic weighted average common shares outstanding decreased 0.2% to 14,590,000 in fiscal 1999 from 14,620,000 in fiscal 1998.
Diluted weighted average shares outstanding including common stock equivalents decreased 1.2% to 14,590,000 in fiscal 1999 from 14,762,000 in fiscal 1998.


Fiscal Year 1998 Compared to Fiscal Year 1997

     Net sales increased 21.0% to $259.1 million in the fiscal year ended September 30, 1998, from $214.3 million in the fiscal year ended September 30, 1997. Of the $44.9 million increase in net sales, $46.0 million, or 21.5% of the increase resulted from additional net sales contributions from 87 net new stores offset by a decrease of $1.1 million, or .5% from comparable store net sales in fiscal 1998. Comparable store net merchandise sales decreased 1.1% in the fiscal year ended September 30, 1998.

     Cost of goods sold, including occupancy, distribution and buying, increased 23.8% to $135.4 million, or 52.3%, of net sales, for fiscal 1998 versus $109.4 million, or 51.0%, of net sales, in fiscal 1997. The fiscal 1998 increase as a percentage of net sales was the result of higher store occupancy costs primarily due to the addition of a higher percentage of new mall stores in 1998.

     Selling, general and administrative expenses increased 41.3% to $100.5 million for fiscal 1998 from $71.1 million in fiscal 1997. As a percentage of net sales, selling, general and administrative expenses increased to 38.8% in fiscal 1998 from 33.2% in fiscal 1997. Selling, general and administrative expenses in fiscal 1998 included a $1.8 million charge related to reserves established for senior executive severance and store closing costs and a $2.7 million charge related to a change in the Company's credit policy to accelerate the write-off of all accounts 100% contractually past due if no payments have been received for 60 days. The severance was accrued when the executives terminated employment and the amount of severance to be paid to each executive was established. The store closing costs were recognized when the company made the decision to close the stores. The Company actually closed the stores soon thereafter. Excluding these charges, selling, general and administrative expenses as a percentage of net sales increased to 37.1% in fiscal 1998 from 33.2% in fiscal 1997. In January 1998, the Company appointed a new President - Chief Operating Officer and a new Vice Chairman - Chief Executive Officer. These executives resigned their positions with the Company in June 1998 and September 1998, respectively. The direct and indirect expenses incurred with the employment and subsequent termination of these executives significantly impacted selling, general and administrative expenses during fiscal 1998. The increase in selling, general and administrative expenses as a percentage of total revenues in fiscal 1998 was also due to reduced expense leverage associated with the reduction in comparable store sales and a general increase in most operating expenses.

     Depreciation and amortization expenses increased 26.1% to $5.3 million in fiscal 1998 from $4.2 million in fiscal 1997. Depreciation and amortization expense as a percentage of net sales was 2.0% in fiscal 1998 compared to 2.0% in fiscal 1997.

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

     Income tax expense decreased 43.5% to $6.5 million in fiscal 1998 from $11.5 million in fiscal 1997. The Company's effective income tax rate remained at 38.0% in fiscal 1998.

     Net income decreased by 43.5% to $10.6 million in fiscal 1998 compared to $18.7 million in fiscal 1997 primarily as a result of increases in cost of goods sold, selling, general and administrative expenses, depreciation and amortization expense and interest expense. The negative effect of those items on net income was partially offset by increased net sales volume.

     Basic earnings per share decreased 44.6% to $0.72 in fiscal 1998 from $1.30 in fiscal 1997 on basic weighted average shares outstanding of 14,620,000 and 14,408,000, respectively. Diluted earnings per share decreased 44.2% to $0.72 in fiscal 1998 from $1.29 in fiscal 1997 on diluted weighted average shares including common stock equivalents of 14,762,000 and 14,539,000, respectively.

Liquidity and Capital Resources

     During fiscal 1999, net cash provided by the Company's operating activities was $29.6 million compared to net cash used in operating activities of $33.7 million and $341,000 during fiscal 1998 and fiscal 1997, respectively. For fiscal 1999, cash provided by operations was favorably impacted by improved earnings and lower net inventory levels, including accounts payable, offset slightly by increases in customer accounts receivables. For fiscal 1998 and 1997, despite the Company's ability to generate net income in both fiscal years, the Company continued to use cash in its operations. Cash used in operations was the result of the growth in accounts receivable and inventories, both principally from the net addition of 87 stores in fiscal 1998 and 83 stores in fiscal 1997. Cash used in operations was also affected by a decrease in accounts payable in fiscal 1998 compared to increases in accounts payable in fiscal 1999 and 1997. To the extent that the Company continues to expand rapidly, it will continue to experience significant increases in credit sales and related increases in customer accounts as well as increases in inventories, which will likely result in a net use of cash from operations.

     Investing activities provided cash of $10.1 million in fiscal 1999, compared to a use of cash of $11.8 million and $34.9 million in fiscal 1998 and 1997, respectively. The Company added 60 net new stores in fiscal 1999 at a cost of approximately $11.5 million. Additionally, at a cost of $2.2 million, the Company implemented a new "enterprise-wide" computer system that was placed into service July 1, 1999. The Company spent $11.8 million in 1998 and $9.9 million in fiscal 1997 for the net addition of 87 and 83 stores, respectively. During fiscal 1999, the Company was repaid the $25 million it had invested in Crescent. The Company made this investment in August 1996. Part of the investment was in the form of a $20 million convertible senior subordinated secured loan (the "Term Loan") and a $5 million senior subordinated convertible note (the "Notes") issued by Crescent pursuant to a previously entered into standby purchase commitment. During fiscal 1999, the Company also issued loans, maturing in 2003 and amounting to $1.2 million to certain directors, officers and employees of the Company to purchase shares of the Class A Common Stock of the Company.

     Financing activities used cash of $38.9 million in fiscal 1999 compared to providing cash of $45.0 million in fiscal 1998 and $16.1 million in fiscal 1997. During fiscal 1999, the Company repaid bank borrowings of $38.8 million. During fiscal 1998 and 1997, the Company had bank borrowings of $47.6 million and $19.4 million, respectively. At September 30, 1999, the Company had $39.3 million available under its $67.5 million senior secured revolving credit facility.

     On September 15, 1999, the Company entered into a three year $67.5 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at either the federal funds rate plus 0.5%, the prime rate or, at the Company's option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on a calculation of the combined leverage ratio of the Company and Crescent. The facility contains certain financial covenants and is secured by certain of the Company's assets. The Company used the proceeds from the credit facility together with the proceeds from the repayment of its $25 million investment in Crescent to repay in full all of its obligations under its then existing credit facilities. At September 30, 1999, $28.2 million was outstanding under the new facility, with interest accruing on such borrowings in a range from 7.13% to 8.25%. Although borrowings under the new facility bear interest at rates that are generally higher than the rates under the Company's previous credit facility, which may increase interest expense, Management does not believe that this will materially affect the Company's results. Management believes that the Company's credit facility will be sufficient to fund the Company's working capital requirements through fiscal 2000.

     In connection with the new credit facility, the Company agreed to provide certain credit enhancements to and to guaranty the obligations of Crescent under its $112.5 million senior secured revolving credit facility. In consideration for this guaranty, Crescent will make quarterly payments to the Company in an amount equal to 2% per annum of the outstanding obligations of Crescent under its credit facility during the preceding fiscal quarter. In further consideration of this guaranty, Crescent issued the Company a warrant to purchase 7,942,904 shares of Crescent's non-voting Class A Common Stock, or approximately 50% of the capital stock of Crescent on a fully diluted basis for an exercise price of $500,000.

     On May 19, 1997, the Company acquired all the rights of A.A. Friedman Co., Inc. of Augusta, Georgia ("AAFCO") to the "Friedman's Jewelers" tradename. In connection with the tradename rights acquisition, the Company issued AAFCO 250,000 shares (in escrow) of its Class A Common Stock. The Company also agreed to pay AAFCO the amount by which the sales price of the stock at June 30, 1999, (the escrow settlement date) is less than $28.25. Prior to the sale of the shares, the Company had agreed to make cash advance payments to AAFCO through an escrow arrangement, which would pre-fund the minimum sale proceeds. During fiscal 1998 and fiscal 1997, the Company had advanced $3.1 million and $4.0 million, respectively, to AAFCO under this agreement. Based on the market value of the 250,000 shares at the settlement date, June 30, 1999, no further amounts were due to AAFCO and the Company retired the 250,000 shares held in escrow, finalizing the transaction.

     The Company's current plans are to have between 615 and 640 stores in operation for the 2000 Christmas season. To accomplish this goal, the Company will have to open between 51 and 86 new stores. The Company currently anticipates that approximately 70% of these new stores, or 36 to 60 stores, will be in power strip centers and 30% or 15 to 26 stores, will be in regional malls. The capital required to fund this expansion, principally to finance inventory, fixtures and leasehold improvements, is estimated to be $12.0 million and is intended to be provided by cash flow from operations and the Company's revolving credit facility.

Seasonality

     The Company has in the past experienced a well-defined seasonality in its business with respect to both net sales and profitability. Generally, the Company experiences substantially increased sales volume in the days preceding major holidays, including Christmas, Valentine's Day and Mother's Day. Due to the impact of the Christmas shopping season, the Company experiences the strongest results of operations in the first quarter of its fiscal year. The Company does not expect the deferral of revenue under its changed accounting policy relating to the sales of diamond and gold bond product warranties to alter materially this trend. If for any reason the Company's sales were below those normally expected for the first quarter, the Company's annual results could be materially adversely affected. The seasonality of the Company's business puts a significant demand on working capital resources to provide for an inventory buildup for the Christmas season. Furthermore, the Christmas season typically leads to a seasonal buildup of customer receivables that are paid down during subsequent months. However, to the extent that the Company's expansion program continues, it can be expected that increased levels of accounts receivable related to such expansion may affect the historical seasonal decline in customer receivables.

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

State of Readiness

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

     In 1999, the Company completed its assessment of each of these systems with the following results:

     (1) The accounting system required a software upgrade to the latest release of the current software package. The upgrade and testing are complete and this system is compliant.

     (2) The credit system required modifications to the software programs that operate the system. Those modifications and testing are complete and this system is compliant.

     (3) The retail system required the installation of a new software package as well as a new hardware system to support it. The software package has been installed and tested and has been determined to be compliant. In addition, the Company has completed the installation of additional hardware to support the new software package.

     (4) The point-of-sale system required a software upgrade as well as an upgrade of the personal computers in each store on which the software is operated. The software and computer upgrades have been completed and the system is compliant.

Costs to Address Year 2000 Issues

     The Company utilized both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 modifications. The total cost of the Year 2000 project was approximately $2.5 million and has been funded through operating cash flows. Of the total project cost, approximately $2.2 million was attributable to the purchase of new software and hardware that was capitalized.

Risks of Year 2000 Issues and Contingency Plans

     Management believes that the Company's primary risk from the Year 2000 issues relates to third party vendor and business partner non-compliance. The Company has identified all key third parties or business partners who are critical to the Company's business and its operations. The Company has sent a Year 2000 readiness exposure document to each of these vendors requesting that they confirm their Year 2000 compliance. Of the vendors that did respond, all indicated that they would be in compliance by December 31, 1999. Those who did not respond were contacted directly by the Company and all confirmed their compliance. Based on the results of the analysis of the compliance efforts of the Company's third party vendors and business partners, management believes that no significant risk of non-compliance exists and, accordingly, has not created a contingency plan.

     Should the Company's internal systems fail to function properly with respect to dates in the year 2000 and thereafter, the Company believes that the decentralized nature of its store operations would allow it to continue to operate with limited interruption. The primary effect of such a failure would be in the management of inventory levels in the stores, the extension of credit and the management of accounts receivable. The Company may not be able to track the sale of its products in the stores as quickly as it currently is able to, and, as a result, would not be able to replenish the inventory in a timely manner. In addition, the stores credit systems may not operate properly, which could limit their ability to accurately assess the credit rating of potential customers and lead to lost sales as a result of credit denial or uncollectible accounts due to improper credit ratings. Also, any interruption in the Company's credit systems could significantly and adversely affect the collection of accounts receivable.

     Following the completion of the steps outlined in "State of Readiness" above, the Company re-assessed the risk that its internal operating systems will not be Year 2000 compliant. In management's opinion, no significant risk of non-compliance exists with its internal operating systems.

New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), which is effective for fiscal year 1999. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services and major customers. The Company has adopted the new requirements in fiscal 1999. The Company operates in one segment, and, therefore, no additional disclosures are required.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company will be required to adopt the statement in its fiscal year ended September 30, 2001. The Company does not employ any derivative instruments and, therefore, Statement 133 is presently not expected to have an effect on the Company's financial statements.

                      FACTORS AFFECTING FUTURE PERFORMANCE

Dependence on Ability to Grow and Manage Growth

     The number of stores we operate has increased greatly during the past three years. For example, we opened approximately 95 net new stores from December 1998 to December 1999. In order to meet our business objectives, we will need to continue to expand our store base during fiscal 2000. The success of our expansion program will depend on the performance of our existing stores, our ability to find suitable store locations and our ability to hire and train qualified store personnel. We anticipate that there will continue to be significant competition among specialty retailers for desirable store sites and qualified personnel. Furthermore, if our operations fail to generate sufficient cash flow, we may require additional capital to finance our planned expansion.

     Our growth has placed, and will continue to place, significant demands on all aspects of our business, including our management information and distribution systems and personnel. For these reasons, we may not be successful in continuing our growth or managing our growth. There can be no assurance that we will be able to fund our growth, manage costs, adapt our operating systems, respond to changing business conditions or otherwise achieve or accommodate growth. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Competition

     The retail jewelry business is mature and highly competitive. Our retail jewelry business competes with national and regional jewelry chains, as well as with local independently owned jewelry stores and chains. We also compete with other types of retailers who sell jewelry and gift items, such as department stores, catalog showrooms, discounters, direct mail suppliers, television home shopping networks and jewelry retailers who make sales through Internet sites. Our credit operations compete with credit card companies and other providers of consumer credit. Management believes that Friedman's competes primarily on the basis of selection of merchandise offered, pricing, quality of sales personnel, advertising, ability to offer in-house credit, store location and reputation. Many competitors are substantially larger and have greater financial resources than we do. We may not be able to compete successfully with such competitors. Competition could cause us to lose customers, increase expenditures or reduce pricing which could have a material adverse effect on our business or financial results. See Item 1. "Business - Competition."

Sensitivity to General Economic Conditions

     Jewelry is a luxury item, not a necessity product. As a result, sales of jewelry may be particularly affected by adverse trends in the general economy, such as decreases in employment levels, wages and salaries. Historically, people spend less money on luxury items, such as jewelry, during a decline in general economic activity. Sales of our jewelry are also adversely affected by negative developments in local economic conditions, such as plant closings, industry slowdown and government employment cutbacks. We also depend on customer traffic at the power strip centers and malls where our stores are located. A reduction in consumer spending due to general economic conditions could negatively affect our results of operation or financial condition.

     A majority of our customers use credit (either from us or another consumer credit source) to purchase jewelry from us. When there are adverse trends in the general economy or increases in interest rates, fewer people use credit. Our credit operations are also affected by general economic trends. Any downturn in general or local economic conditions in the markets in which we operate would adversely affect our ability to collect outstanding credit accounts receivable. During fiscal 1999, we wrote off 16.6% of our accounts receivable as a percentage of credit revenues. See Item 6. "Selected Financial Data" and Item 1. "Business - Credit Operations."

Seasonality and Fluctuation in Quarterly Results

     Our first fiscal quarter which ends December 31 has historically been the strongest quarter of the year in terms of net sales and operating income. Any substantial disruption of holiday season shopping or other events which affect our first quarter results could have a material adverse effect on our profitability for the whole year. Our quarterly results of operations also may fluctuate significantly as a result of a variety of factors, including the following:

     *        the timing of new store openings,
     *        net sales contributed by new stores,
     *        actions of competitors,
     *        fluctuations in comparable store sales,
     *        timing of certain holidays,
     *        changes in our merchandise, and
     * general economic, industry and weather conditions that affect consumer spending.

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

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

Potential Effects of Incentive Compensation Program on Earnings

     In October 1994, we made $1.5 million in incentive loans to each of Mr. Stinn and Sterling B. Brinkley, our Chairman of the Board of Directors. The loans mature in 2004. We agreed to forgive principal and interest payments on these incentive loans if our Class A Common Stock reached certain prices. If we forgive principal and interest payments, we will incur compensation expense which reduces earnings. During 1995 and 1996, we incurred compensation expense of $3 million with respect to the incentive loans. If the price of the Class A Common Stock increases above the remaining price targets, we will incur an additional $3 million in compensation expense. This compensation expense, if incurred, will negatively impact earnings.

Fluctuations in Comparable Store Sales Results

     One widely used measure of the performance of a retail company like us is comparable store sales results. Variations in comparable store sales results could cause the price of the Class A Common Stock to decrease or fluctuate substantially. Comparable store sales are affected by a variety of factors including:

     *        local and general economic conditions,
     *        the retail sales environment, and
     *        our ability to execute our business strategy efficiently.

Comparable store net merchandise sales increased 8.7% in fiscal 1999. There can be no assurance that comparable store net merchandise sales will increase in any future period. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Availability and Prices of Merchandise

     We primarily sell jewelry made of gold and diamonds and, to a lesser extent, other precious and semi-precious metals and stones. The prices of these materials have been, and we expect for them to continue to be, subject to significant volatility. Further, the supply and price of diamonds are significantly influenced by a single entity, DeBeers Consolidated Mines Ltd. of South Africa. We do not maintain long-term inventories or otherwise hedge against fluctuations in the cost of gold or diamonds. A significant increase in the price of gold and diamonds could adversely affect our sales and gross margins. See Item 1. "Business - Purchasing."

     Our supply of diamonds comes primarily from South Africa, Botswana, Zaire, the former Soviet republics and Australia. Changes in the social, political or economic conditions in one or more of these countries could have an adverse effect on our supply of diamonds. Any sustained interruption in the supply of diamonds from these producing countries could adversely affect us and the retail jewelry industry as a whole. See Item 1. "Business - Purchasing."

Concentration of Control of Friedman's

     Mr. Phillip E. Cohen controls all of our Class B Common Stock through his ownership of MS Jewelers, the general partner of the Partnership which owns the Class B Common Stock. The holders of Class B Common Stock elect 75% of our directors and control the outcome of all other issues decided by our stockholders, including major corporate transactions. Mr. Cohen can transfer the Class B Common Stock and its voting rights to a third party, subject to certain limitations. If Mr. Cohen were to convert the Class B Common Stock into Class A Common Stock, he would control approximately 8.3% of the Class A Common Stock.

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

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's market risk is limited to fluctuations in interest rates as it pertains to the Company's borrowings under its credit facility. The Company pays interest on borrowings at either the federal funds rate plus .5%, the prime rate or, at the Company's option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. If the interest rates on the Company's borrowings average 100 basis points more in fiscal 2000 than they did in fiscal 1999, the Company's interest expense would increase and income before income taxes would decrease by $534,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company's borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information under the captions "Election of Directors -- General," "Election of Directors -- Certain Information Concerning Nominees," "Election of Directors -- Executive Officers of the Company" and "Other Matters - Filings Under Section 16(a)" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on March 2, 2000 (the "2000 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information under the captions "Election of Directors - Compensation of Directors," "Election of Directors - Executive Compensation" and "Executive Officers of the Company" in the Company's 2000 Proxy Statement is incorporated herein by reference. In no event shall the information contained in the 2000 Proxy Statement under the captions "Election of Directors -- Executive Compensation - Report on Executive Compensation of the Compensation Committee of the Board of Directors" and "Stockholder Return Comparison" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under the caption "Election of Directors -- Stock Ownership" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the caption "Election of Directors -- Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's 2000 Proxy Statement is incorporated herein by reference.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.  Consolidated Financial Statements

     The following consolidated financial statements of Friedman's Inc., incorporated by reference into Item 8, are attached hereto:

Consolidated Income Statements for the Years Ended September 30, 1999, 1998 and 1997

Consolidated Balance Sheets at September 30, 1999 and 1998

Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 1999, 1998 and 1997

Consolidated Statements of Cash Flows for the Years Ended September 30, 1999, 1998 and 1997

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

10.2.1 Addendum to Lease between Friedman's Jewelers, Inc., Lessor and Friedman's Inc. dated August 17, 1995 (incorporated by reference from Exhibit 10.5.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
                    1995).

10.3 MS Jewelers Limited Partnership 1993 Incentive Plan (incorporated by reference from Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.4 Representative sample of MS Jewelers Limited Partnership's form of Installment Credit Agreement for self-financed sales to customers (incorporated by reference from Exhibit 10.41 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.5 Representative sample of MS Jewelers Limited Partnership's form of Limited Diamond Warranty (incorporated by reference from Exhibit 10.42 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.6 Agreement and Understanding, dated December 14, 1994, between Friedman's, Inc. and Morgan Schiff & Co., Inc. regarding financial advisory services (incorporated by reference from Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
                    1994).

10.7 Credit Agreement dated as of September 15, 1999, by and between Friedman's Inc., as Borrower, certain subsidiaries and affiliates of Friedman's, as guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, and General Electric Capital Corp., as Documentation Agent (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 20, 1999).

10.8 Credit Agreement dated as of September 15, 1999, by and between Crescent Jeweler's Inc., as Borrower, certain subsidiaries and affiliates of Crescent, as guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, and General Electric Capital Corp., as Documentation Agent (incorporated by reference from Exhibit
                    10.2 to the Registrant's Current Report on Form 8-K filed on September 20, 1999).

10.9 Guaranty Agreement dated as of September 15, 1999, by Friedman's Inc., in favor of Bank of America N.A., as Administrative Agent and the lenders under the Crescent Jeweler's Inc. Credit Agreement (incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on September 20, 1999)

10.10 Guaranty Fee Agreement dated as of September 15, 1999, by and between Friedman's Inc. and Crescent Jewelers Inc. and its wholly owned subsidiary Crescent Jewelers (incorporated by reference from Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on September 20, 1999).

10.11 Warrant to purchase shares of Class A Common Stock of Crescent Jewelers Inc. dated as of September 15, 1999 (incorporated by reference from Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on September 20, 1999).

                    Executive Compensation Plans and Arrangements

10.12 Friedman's Inc. 1993 Stock Option Plan (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-85216) filed on October 17, 1994).

10.13 Form of Indemnity Agreement executed by the Registrant and each of Sterling B. Brinkley, Bradley J. Stinn, Robert S. Morris, John Smirnoff, Robert W. Cruickshank and Mark C. Pickup (incorporated by reference from Exhibit 10.44 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.14 Friedman's Inc. 1994 Stock Option Plan for Outside Directors (incorporated by reference from Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.15 Friedman's Inc. 1994 Qualified Employee Stock Purchase Plan (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-78820) filed on May 11, 1994).

10.15.1 Amendment Number One to the Friedman's Inc. 1994 Qualified Employee Stock Purchase Plan (incorporated by reference from
                    Exhibit 10.28.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

10.16 Loan Agreement, dated November 17, 1994, between Friedman's Inc. and Sterling B. Brinkley (incorporated by reference from Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.16.1 Amendment to Loan Agreement and Promissory Note between Friedman's Inc. and Sterling B. Brinkley dated February 2, 1995 (incorporated by reference from Exhibit 10.39.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

10.17 Loan Agreement, dated November 17, 1994, between Friedman's Inc. and Bradley J. Stinn (incorporated by reference from
                    Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.17.1 Amendment to Loan Agreement and Promissory Note between Friedman's Inc. and Bradley J. Stinn dated February 2, 1995 (incorporated by reference from Exhibit 10.40.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

10.18 Friedman's Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 4(d) to the Registrant's Registration Statement on Form S-8 (File No. 33-95584) filed on August 11, 1995).

10.19 Friedman's Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 4(d) to Registrant's Registration Statement on Form S-8 (File No. 333-06221) filed on June 18,
                    1996).

10.20 Friedman's Inc. 1996 Stock Option Plan (incorporated by reference from Exhibit 4(c) to Registrant's Registration Statement on Form S-8 (File No. 333-23757) filed on March 21, 1997).

10.21 Friedman's Inc. 1997 Stock Option Plan (incorporated by reference from Exhibit 99 to Registrant's Registration Statement on Form S-8 (File No. 333-49133) filed on April 1,
                    1998).

10.22 Form of Unsecured Promissory Note issued to the Company by Bradley J. Stinn, Victor M. Suglia, Sterling B. Brinkley, John E. Cay, III, Robert W. Cruickshank, David B. Parshall, Mark C. Pickup and Paul G. Leonard (incorporated by reference from Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998).

10.23 Friedman's Inc. 1999 Long-Term Incentive Plan (incorporated by reference from Exhibit 99 to Registrant's Registration Statement on Form S-8 (File No. 333-73271) filed on March 3,
                    1999).

21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to the Registrants Annual Report on Form 10-K for its fiscal year ended September 30, 1995).

23                  Consent of Ernst & Young LLP

27                  Financial Data Schedule

(b)  Reports on Form 8-K

     The Registrant filed a Current Report on Form 8-K on September 20, 1999, relating to its new credit facility.

(c)  See Item 14(a)(3) above.

(d)  See Item 14(a)(2) above.

                           ANNUAL REPORT ON FORM 10-K

                              Item 14 (a) 1. and 2.

              Financial Statements and Financial Statement Schedule

                  Years Ended September 30, 1999, 1998 and 1997

                                 Friedman's Inc.

                   Index to Consolidated Financial Statements



Consolidated Income Statements for the Years Ended
   September 30, 1999, 1998 and 1997.......................................F-2
Consolidated Balance Sheets at September 30, 1999 and 1998.................F-3
Consolidated Statements of Stockholders' Equity for the Years Ended
   September 30, 1999, 1998 and 1997.......................................F-4
Consolidated Statements of Cash Flows for the Years Ended
   September 30, 1999, 1998 and 1997.......................................F-5
Notes to Consolidated Financial Statements.................................F-6
Report of Independent Auditors............................................F-19

Financial Statement Schedule

Schedule II -- Valuation and Qualifying Accounts..........................F-20





     All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the financial statements.

                                FRIEDMAN'S INC.
                         Consolidated Income Statements

                                                    Years ended September 30,
                                                -----------------------------------
                                                  1999         1998         1997
                                                ---------    ---------    ---------
                                           (Amounts in thousands except per share data)

Net Sales                                       $ 308,385    $ 259,146    $ 214,255

Operating Costs and Expenses:
      Cost of goods sold including occupancy,
          distribution and buying                 163,983      135,412      109,352
      Selling, general and administrative         110,665      100,506       71,127
      Depreciation and amortization                 6,379        5,269        4,177
                                                ---------    ---------    ---------
Income from operations                             27,358       17,959       29,599

Interest income from related party                 (2,489)      (2,516)      (1,817)
Interest expense                                    3,910        3,390        1,152
                                                ---------    ---------    ---------
Income before income taxes                         25,937       17,085       30,264
Income tax expense                                  9,454        6,491       11,498
                                                ---------    ---------    ---------
Net income                                      $  16,483    $  10,594    $  18,766
                                                =========    =========    =========

Earnings per share - basic                      $    1.13    $    0.72    $    1.30
                                                =========    =========    =========

Earnings per share - diluted                    $    1.13    $    0.72    $    1.29
                                                =========    =========    =========

Weighted average shares - basic                    14,590       14,620       14,408
Weighted average shares - diluted                  14,590       14,762       14,539


                             See accompanying notes.

                                 Friedman's Inc.

                           Consolidated Balance Sheets

                                                                                             September 30,
                                                                                           1999        1998
                                                                                        ---------    ---------
                                                                                 (Amounts in thousands, except share
                                                                                         and per share data)
Assets
Current Assets:
      Cash                                                                              $   1,076    $     243
      Accounts receivable, net of allowance for doubtful accounts of $10,862
           in 1999 and $10,072 in 1998                                                     97,780       85,900
      Inventories                                                                         114,128      105,586
      Deferred income taxes                                                                 3,629        2,193
      Other current assets                                                                  3,791        2,924
                                                                                        ---------    ---------
           Total current assets                                                           220,404      196,846

Equipment and improvements, net                                                            44,160       36,421
Note receivable from related party                                                           --         25,000
Tradename rights, net                                                                       5,964        6,435
Other receivable                                                                             --          1,625
Other assets                                                                                4,768        1,556
                                                                                        ---------    ---------
           Total assets                                                                 $ 275,296    $ 267,883
                                                                                        =========    =========

Liabilities and Equity
Current Liabilities:
      Accounts payable                                                                  $  40,818    $  16,757
      Accrued expenses and other liabilities                                               12,196        4,224
                                                                                        ---------    ---------
           Total current liabilities                                                       53,014       20,981
                                                                                        ---------    ---------

Bank debt                                                                                  28,184       66,969
Deferred income taxes and other                                                             2,194        1,419

Stockholders' Equity:
      Preferred stock, par value $.01, 10,000,000 shares authorized
           and none issued                                                                   --           --
      Class A common stock, par value $.01, 25,000,000 shares authorized,
           13,226,127 and 13,442,167 issued and outstanding
           at September 30, 1999 and September 30, 1998, respectively                         132          134
      Class B common stock, par value $.01, 7,000,000 shares authorized,
           1,196,283 and 1,196,283 issued and outstanding
           at September 30, 1999 and September 30, 1998, respectively                          12           12
      Additional paid-in-capital                                                          118,543      119,889
      Retained earnings                                                                    74,417       58,479
      Stock purchase loans                                                                 (1,200)        --
                                                                                        ---------    ---------
                            Total stockholders' equity                                    191,904      178,514
                                                                                        ---------    ---------
                            Total liabilities and stockholders' equity                  $ 275,296    $ 267,883
                                                                                        =========    =========


                             See accompanying notes

                                 Friedman's Inc.
                 Consolidated Statements of Stockholders' Equity
                             (Amounts in Thousands)

                                               Class A             Class B
                                             Common Stock        Common Stock    Additional                   Stock
                                         -------------------   -----------------   Paid-in     Retained      Purchase
                                           Shares     Amount   Shares     Amount   Capital     Earnings       Loans    Total
                                         -------------------------------------------------------------------------------------
Balance at October 1, 1996, as
   previously reported                   12,517,560    $125   1,773,582     $18   $117,096     $30,115          $0    $147,354
Effect of Restatement -- note 2                                                                   (996)          -        (996)
                                         -------------------------------------------------------------------------------------
Balance at October 1, 1996               12,517,560    $125   1,773,582     $18   $117,096     $29,119          $0    $146,358

Issuance of Class A common stock
  pursuant to tradename acquisition         250,000       3           -       -      4,247           -           -       4,250
Issuance of Class A common stock under
  the Employee Stock Purchase Plan           20,580       -           -       -        265           -           -         265
Conversion of Class B common stock into
  Class A common stock by an Affiliate      281,181       3    (281,181)     (3)                     -           -           -
Employee stock options exercised             38,022       -           -       -        412           -           -         412
Net income                                        -       -           -       -          -      18,766           -      18,766
                                         -------------------------------------------------------------------------------------
Balance at September 30, 1997            13,107,343    $131   1,492,401     $15   $122,020     $47,885          $0    $170,051

Market value adjustment to common stock
  issued for tradename acquisition                -       -           -       -     (2,625)          -           -      (2,625)
Issuance of Class A common stock under
  the Employee Stock Purchase Plan           23,011       -           -       -        287           -           -         287
Conversion of Class B common stock into
  Class A common stock by an Affiliate      296,118       3    (296,118)     (3)         -           -           -           -
Employee stock options exercised             15,695       -           -       -        207           -           -         207
Net income                                        -       -           -       -          -      10,594           -      10,594
                                         -------------------------------------------------------------------------------------
Balance at September 30, 1998            13,442,167    $134   1,196,283     $12   $119,889     $58,479          $0    $178,514

Retirement of Class A common stock
  pursuant to tradename acquisition        (250,000)     (2)          -       -     (1,623)          -           -      (1,625)
Issuance of Class A common stock under
  the Employee Stock Purchase Plan           31,360       -           -       -        254           -           -         254
Stock purchase loans                              -       -           -       -          -                  (1,200)     (1,200)
Issuance of Class A common stock
  for services                                2,600       -           -       -         23           -           -          23
Dividends declared ($0.0375/Share)                -       -           -       -          -        (545)          -        (545)
Net income                                        -       -           -       -          -      16,483           -      16,483
                                         =====================================================================================
Balance at September 30, 1999            13,226,127    $132   1,196,283     $12   $118,543     $74,417     ($1,200)   $191,904
                                         =====================================================================================


                             See accompanying notes.

                                 FRIEDMAN'S INC.
                      Consolidated Statements of Cash Flows

                                                                        Years ended September 30,
                                                                     --------------------------------
                                                                       1999        1998        1997
                                                                     --------    --------    --------
                                                                          (Amounts in thousands)
Operating Activities:
      Net income .................................................   $ 16,483    $ 10,594    $ 18,766
      Adjustments to reconcile net income to cash
          provided by (used in) operating activities:
          Depreciation and amortization ..........................      6,367       5,269       4,177
          Provision for doubtful accounts ........................     32,006      29,767      22,892
          Deferred Taxes .........................................     (1,314)        146         111
          Changes in assets and liabilities:
               Increase in accounts receivable ...................    (43,886)    (41,257)    (35,688)
               Increase in inventories ...........................     (8,542)    (26,903)    (14,376)
               Decrease (increase) in other assets ...............     (3,079)         47        (301)
               Increase (decrease) in accounts payable and
                   accrued liabilities ...........................     31,520     (11,357)      4,078
                                                                     --------    --------    --------
                   Net cash provided by (used in) operating
                        activities ...............................     29,555     (33,694)       (341)
Investing Activities:
      Additions to equipment and improvements ....................    (13,651)    (11,842)     (9,919)
      Notes receivable from related party ........................     25,000        --       (25,000)
      Loans for employee stock puchases ..........................     (1,200)       --          --
                                                                     --------    --------    --------
               Net cash used in investing
                        activities ...............................     10,149     (11,842)    (34,919)
Financing Activities:
      Bank borrowings (payments) under credit Agreements .........    (38,785)     47,572      19,397
      Advance related to acquisition of tradename rights .........       --        (3,063)     (4,000)
      Proceeds from employee stock purchases and options exercised        277         494         677
      Payment of cash dividend ...................................       (363)       --          --
                                                                     --------    --------    --------
               Net cash provided by (used in) financing
                        activities ...............................    (38,871)     45,003      16,074
                                                                     --------    --------    --------
Increase (decrease) in cash ......................................        833        (533)    (19,186)
Cash, beginning of year ..........................................        243         776      19,962
                                                                     --------    --------    --------
Cash, end of year ................................................   $  1,076    $    243    $    776
                                                                     ========    ========    ========

Supplemental cash flow information:
      Cash paid for:
      Interest ...................................................   $  4,064    $  2,797    $    902
                                                                     ========    ========    ========
      Income Taxes ...............................................   $  5,625    $  9,085    $  9,626
                                                                     ========    ========    ========

                             See accompanying notes.

                                 Friedman's Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 1999

1.   The Company and Significant Accounting Policies

  Basis of Presentation

     Friedman's Inc. (the "Company") is a retailer of fine jewelry operating 531 stores in 21 states. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts have been eliminated.

  Revenue Recognition

     Revenue related to merchandise sales is recognized at the time of sale, reduced by a provision for returns. Finance charges, product warranties and credit insurance revenue are recognized ratably over the term or estimated term of the related contracts. Finance charge and credit service revenues aggregating $30.8 million, $27.0 million and $22.1 million in 1999, 1998 and 1997, respectively, have been classified as a reduction of selling, general and administrative expenses in the accompanying income statements.

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

  Accounts Receivable

     A substantial portion of merchandise sales are made under installment contracts due in periodic payments over periods generally ranging from three to 24 months. The accounts are stated net of unearned finance charges, product warranties and credit insurance of $18,129,000 and $15,675,000 at September 30, 1999 and 1998, respectively. Consistent with industry practice, amounts which are due after one year are included in current assets and totaled $9,522,000 and $9,027,000 at September 30, 1999 and 1998, respectively.

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

     The Company maintains allowances for uncollectible accounts. These reserves are estimated based on historical experience, the composition of outstanding balances, trends at specific stores and other relevant information. The Company's policy is generally to write-off in full any credit account receivable if no payments have been received for 120 days, any other credit accounts receivable, regardless of payment history, if judged uncollectible (for example, in the event of fraud in the credit application or bankruptcy) and all accounts 100% contractually past-due and for which no payments have been received for 60 days. Effective July 1999, the company amended its credit policy to write-off in full any credit accounts receivable if no payments have been received for 90 days for stores opened after July 1, 1999. The Company made the change because the Company believed the costs and time incurred by its employees in efforts to collect the accounts were disproportionate in relation to the amounts to be recovered. Effective September 30, 1998, the Company changed its credit policy to include the write-off of all accounts 100%

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)


1.   The Company and Significant Accounting Policies (continued)

contractually past due if no payments have been received for 60 days. The impact of this change in policy was a $2.7 million increase in the provision for doubtful accounts during fiscal 1998.

     The Company does not require separate collateral to secure credit purchases made by its customers, but it does retain a security interest in the purchased item.

  Merchandise Inventories

     Inventories are stated at the lower of weighted average cost or estimated market value.

  Advertising Costs

     Advertising costs are charged against operations when the corresponding advertising is first run. Amounts expensed were $15,412,000, $15,225,000 and $9,964,000 for the years ended September 30, 1999, 1998 and 1997, respectively. The amount of prepaid advertising at September 30, 1999 and 1998 was $808,000 and $839,000, respectively.

  Store Opening and Closing costs

     Store opening costs are expensed when incurred. Store closing costs, consisting of fixed asset impairment charges and accruals for remaining lease obligations, are estimated and recognized in the period in which the Company makes the decision that a store will be closed. The stores are closed shortly thereafter. Indicators of impairment generally do not exist with respect to the Company's property and equipment except in circumstances of store closings.

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

  Retirement Savings Plan

     In March 1996, the Company adopted a defined contribution Retirement Savings Plan (the Plan) under Section 401(k) of the Internal Revenue Code. Employees at least 21 years of age who have completed one year of service with 1,000 hours or more are eligible to participate in the Plan. Employees elect contribution percentages between 1% and 15% of annual compensation, as well as the investment options for their contributions. The Company makes matching contributions on behalf of each participant equal to 50% of the first 4% of each participant's contribution to the Plan. Company matching contributions to the Plan for the fiscal years ended September 30, 1999, 1998 and 1997 were $207,000, $181,000 and $152,000, respectively. Employee contributions are 100% vested while Company contributions are vested according to a specified scale based on years of service.

  Stock-Based Compensation

     The Company accounts for employee stock options under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, the Company does not record compensation expense for stock option grants when the exercise price equals or exceeds the market price of the Company's common stock on the date of grant.

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)

1.   The Company and Significant Accounting Policies (continued)

  Income Taxes

     Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting and income tax purposes, both as measured by applying tax rates expected to be in place when the differences reverse. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

  Fair Values of Financial Instruments

     The reported amounts in the balance sheets at September 30, 1999 and 1998, respectively, for cash, accounts receivable, accounts payable, and long-term debt approximate fair value due to the short term nature of the financial instruments and the variable interest rate on debt.

  Earnings Per Share

     During 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic earnings per common share and diluted earnings per common share. Basic earnings per common share excludes any dilutive effect of options, warrants and convertible securities. The dilutive effect of the Company's stock options is included in diluted earnings per common share. There was no dilutive effect in fiscal 1999. The effect in 1998 and 1997 increased the diluted weighted average shares outstanding by 142,000, and 131,000, respectively. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to FAS 128 requirements.

     Certain options outstanding during each of the following years and their related exercise prices were not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the shares and, therefore, the effect would be antidulitive:
1999 - 825,413 shares at prices ranging from $10.00 to $21.75 and 1998 - 324,840 shares at prices ranging from $16.31 to $21.75.

  Reclassifications

     Certain balances as of September 30, 1998 and 1997 have been reclassified to conform to the current year financial statement presentation.

  New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), which is effective for fiscal year 1999. FAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services and major customers. The Company has adopted the new requirements in annual financial statements in fiscal 1999. The Company operates in one segment and, therefore, no additional disclosures are required.

                                Friedman's Inc.
            Notes to Consolidated Financial Statements (continued)

2.   Change in Accounting Policy

     The Company has changed its accounting policy relating to revenue recognition for diamond and gold product warranties. Pursuant to the Company's new policy, the company recognizes revenues, net of direct expenses, ratably over the estimated life of the contract. Previously, the Company recognized all of the warranty revenue at the time of the sale. The Company has given retroactive effect to this new accounting policy by restating previously published financial statements beginning with the fiscal year ended September 30, 1995. The effect of the restatement was to reduce net income and basic earnings per share as follows: 1998 - $622,000 and $0.04 per share and 1997 - $501,000 and $0.04 per share.

3.   Financing Arrangements

  Common Stock

     The Company has two classes of Common Stock, Class A and Class B. The Class B Common Stock elect 75% of the directors and vote without Class A Common Stock participation on all other matters required to be submitted to a vote of the stockholders. Each Class B Common Stock is convertible, at any time, at the option of the holder into one Class A common stock. Upon the conversion of all shares of Class B Common Stock , each Class A Common Stock is entitled to one vote on all matters submitted to the stockholders.

     During June 1998, 296,118 shares of the Company's Class B Common Stock were converted into Class A Common Stock.

  Bank Line of Credit Agreement

     In September 1999, the Company negotiated a new credit agreement with a syndicated group of banks "New Agreement" which provides for borrowings on 65% of eligible receivables and 50% of eligible inventories up to $67,500,000, through September 15, 2002, with a possible expansion of the credit line up to $75,000,000. Borrowings under the New Agreement bear interest at either the federal funds rate plus 0.5%, the prime rate or, at the Company's option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on a calculation of the combined leverage ratio of the Company and Crescent Jewelers ("Crescent"), an affiliate of the Company. In connection with the transaction, the Company accrued estimated costs of $1 million for services provided by Morgan Schiff, an affiliate, associated with the refinancing, the purchase warrant and guarantee of Crescent's debt, as discussed in Note 8 to the Consolidated Financial Statements. The weighted average interest rate on borrowings outstanding at September 30, 1999 and 1998 were 7.34% and 6.64%, respectively. Amounts outstanding under the bank line are classified as long term based on the companies intent and ability to re-finance the agreement on a long term basis. As of September 30, 1999, $28.2 million was outstanding under the line of credit. As of September 30, 1998, $67 million was outstanding under the Company's then existing bank credit facility.

     Borrowings under the facility are secured by certain of the Company's assets, including inventory and accounts receivable. The agreement contains certain financial covenants, and limits mergers and acquisitions, certain capital transactions, asset dispositions and the incurrence of additional indebtedness.

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)

4.   Equipment and Improvements

     Equipment and improvements, at cost, consist of the following (in thousands):
                                                     September 30
                                                   1999       1998
                                                 --------------------
Store and office equipment                       $ 31,865    $ 25,798
Leasehold improvements                             25,753      21,249
Computer equipment and implementation costs         9,196       6,358
                                                 --------------------
                                                   66,814      53,405
Less accumulated depreciation and amortization    (22,654)    (16,984)
                                                 --------------------
                                                 $ 44,160    $ 36,421

5.   Purchase of Tradename

     During 1997, the Company acquired all the rights of A.A. Friedman's Co., Inc. of Augusta, Georgia (AAFCO) to the "Friedman's Jewelers" tradename for $7.1 million. In connection therewith, the Company issued to AAFCO 250,000 shares of its Class A Common Stock, which were placed in escrow, and agreed to pay AAFCO the amount by which the actual stock price at June 30, 1999 (the date of settlement for the escrow) is lower than a guaranteed stock price of $28.25 per share. The Company also agreed to make advance payments to AAFCO through an escrow arrangement which would pre-fund the minimum purchase price. As of September 30, 1998, the entire $7.1 million of advance payments had been made. Based on the market value of the 250,000 shares at June 30, 1999, no further amounts were due to AAFCO and the Company retired the 250,000 shares held in escrow finalizing the transaction.

6.   Accrued and Other Liabilities

     Accrued and other liabilities consist of the following (in thousands):


Accrued compensation and related expenses   $ 6,643   $ 3,145
Other                                         5,553     1,079
                                            -----------------
                                            $12,196   $ 4,224
                                            =================

7.   Long-Term Incentive Program

     During fiscal 1995, the Board of Directors approved agreements which provide incentive compensation to the Chairman of the Board and the Chief Executive Officer and Chairman of the Executive Committee based on growth in the price of the Company's Common Stock. Both of the executives were advanced $1,500,000 evidenced by a recourse promissory note due in 2004 and bearing interest at the minimum rate allowable for federal income tax purposes. The incentive features of the loans provide that: (i) as long as the executives are employed by the Company on the date on which interest is due on the loans, such interest will be forgiven; (ii) a percentage of the outstanding principal of the loans will be forgiven upon the attainment of certain targets for the price of the Company's Class A Common Stock, as indicated below, provided that the executives are employed by the Company on the date that the stock price target is attained; and (iii) the Company will pay any personal tax effects due as the result of

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)

7. Long-Term Incentive Program (continued)

such forgiveness of interest and principal. The stock price targets and related forgiveness percentages for each year of the incentive program are noted in the following table:

                     Years 1-5                                           Years 6-10
      --------------------------------------------      --------------------------------------------
                           % of Original Principal                            % of Remaining Balance
      Stock Price Target     Balance Forgiven           Stock Price Target           Forgiven
      ------------------   -----------------------      ------------------    ----------------------
           $22.50                    15%                      $32.50                    50%
            25.00                    30%                       37.50                    60%
            27.50                    50%                       45.00                    70%
            30.00                    75%                       52.50                    80%
            32.50                   100%                       60.00                   100%

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

     The Company incurred expense of $154,888, $154,340 and $194,263 for the forgiveness of interest and related taxes on the loans for the fiscal years ended September 30, 1999, 1998 and 1997, respectively. Interest was calculated at the minimum rates allowable for federal income tax purposes of 5.45%, 5.63%, and 7.02% for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

     Through September 30, 1999, the principal amount of each loan had been reduced by $750,000 by attainment of stock price targets. None of the stock price targets were attained in the three year period ended September 30, 1999.

8.   Related Party Transactions

     During fiscal 1999 and 1998, the Company paid $400,000 to Morgan Schiff an affiliate of the Company pursuant to a Financial Advisory Services Agreement (the "Agreement"). Morgan Schiff and the Company are affiliated through common controlling ownership. Pursuant to the Agreement, the affiliate provides the Company with certain financial advisory services with respect to capital structure, business strategy and operations, budgeting and financial controls, mergers and acquisitions, and other similar transactions. The Agreement has a term of one year with an automatic renewal unless either party terminates by written notice. The Company has agreed to indemnify the affiliate against any losses associated with the Agreement.

     On September 15, 1999, Crescent entered into a $112.5 million, three year senior, secured revolving syndicated bank facility, led by Bank of America, N.A. to fund its restructuring and provide for its working capital needs. The Company and Crescent are affiliated through common controlling ownership. In addition, certain officers and directors of the Company are also officers and directors of Crescent. Crescent used a portion of the proceeds from the facility to repay the Company's $25 million investment in Crescent. The Company had made this investment in Crescent during fiscal 1997. The investment was in the form of a $20 million convertible senior subordinated loan (the"Term Loan") and $5 million senior subordinated convertible notes (the "Notes") issued by Crescent pursuant to a previously entered into standby purchase commitment.

     As part of Crescent's new three-year bank facility, the Company agreed to provide certain credit enhancements and to guarantee the obligations of Crescent under the syndicated credit facility. In

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)

8.   Related Party Transactions (continued)

consideration for this guarantee, Crescent agreed to make quarterly payments to the company in an amount equal to 2% per annum of the outstanding obligations of Crescent under its credit facility during the preceding quarter. In further consideration of this guaranty, Crescent issued a warrant to the company to purchase 7,942,904 shares of Crescent non-voting Class A Common Stock, or approximately 50% of the capital stock of Crescent on a fully diluted basis, for an exercise price of $500,000. At September 30, 1999, Crescent's borrowings under the facility were $93.0 million. Based upon Crescent's operating performance, Friedmans does not expect to incur losses relating to its guarantee of Crescent's debt.

     During fiscal year 1999, the Company made stock purchase loans aggregating $1.2 million to certain directors, officers and employees of the Company. Such loans extend for five years and bear interest at 5%. The loans have been classified as a reduction in stockholders equity in the accompanying financial statements.

     In March 1998, the Company entered into a $10 million participation in Crescent Jewelers senior secured bank facility. Crescent Jewelers borrowed $7.2 million of the $10 million participation, and repaid the $7.2 million in June 1998 when the participation was terminated.

9.   Stock Plans

  Stock Option Plan

     The Company has several stock option plans that provide for the granting of incentive stock options to officers and key employees up to a maximum of 1,380,000 shares of Class A Common Stock. Incentive stock options are granted at the greater of the common stock's fair market value at the grant date or at the company's book value at grant date, as determined by the Board of Directors. All options have a 10-year term and vest over three years.

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

                                            1999        1998         1997
                                           -------------------------------

Net income -  as reported                  $16,483     $10,594     $18,766
Net income - pro forma                      14,674       9,334      18,002

Basic earnings per share - as reported     $  1.13     $  0.72     $  1.30
Basic earnings per share - pro forma       $  1.01     $  0.63     $  1.25


Because the above pro forma amounts only include options granted beginning in fiscal year 1996, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)

9.   Stock Plans (continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation method with the following assumptions:

                                           1999        1998       1997
                                         -------------------------------
Expected dividend yield                     0.50%       0.00%      0.00%
Risk-free interest rate                     6.02%       6.04%      6.22%
Expected life of options                 10 years    10 years   10 years
Expected stock price volatility             0.517       0.491     0.0431

A summary of the activity under the stock option plan is as follows:

                                                                 Weighted
                                 Shares                          Average
                             Available for       Options      Exercise Price
                                 Grant         Outstanding      Per Share
                            ---------------------------------------------------
October 1, 1996                   47,910         658,530           $13.57
Reserved for issuance            150,000               0                -
Granted                         (151,950)        151,950            17.90
Canceled                          35,440         (35,440)          (17.88)
Exercised                              -         (38,022)          (10.93)
                            ----------------------------------------------
September 30, 1997                81,400         737,018            14.39
Reserved for issuance            500,000               -                -
Granted                         (454,100)        454,100            14.62
Canceled                         168,510        (168,510)          (15.47)
Exercised                              -         (15,695)          (13.58)
                            ----------------------------------------------
September 30, 1998               295,810       1,006,913            14.32
Reserved for issuance                  -               -                -
Granted                         (135,500)        135,500            13.09
Canceled                         317,000        (317,000)          (15.34)
Exercised                              -               -                -
                            ----------------------------------------------
September 30, 1999               477,310         825,413           $13.74
                            ==============================================

     The weighted average fair value per share of options granted during the year ended September 30, 1999, 1998 and 1997 was $5.04, $9.90 and $11.64
respectively.

     At September 30, 1999, the weighted average contractual life of options outstanding is 6.2 years and options to purchase 601,281 shares are exercisable with a weighted average exercise price of $13.65. There were 390,523 options outstanding with exercise prices ranging from $10.00 to $15.00 with a weighted average exercise price of $11.65 and weighted average remaining contractual life of 4.7 years and there were 210,758 options outstanding with exercise prices ranging from $16.13 to $21.75 with a weighted average exercise price of $17.37 and a weighted remaining contract life of 5.8 years.

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)

9.   Stock Plans (continued)

Employee Stock Purchase Plan

     The Company maintains an Employee Stock Purchase Plan (the "Plan") in accordance with Section 423 of the Internal Revenue Code. Substantially all employees are eligible to participate in the Plan and each employee may purchase up to $25,000 of Class A Common Shares during each calendar year at market price less a discount of approximately 15%.

10.  Income Taxes

     The provision for income taxes for the years ended September 30 consists of the following (in thousands):


                               1999          1998           1997
                      --------------------------------------------
Current:
Federal                       $9,308        $5,396         $9,729
State                          1,460           949          1,658
                      --------------------------------------------
                              10,768         6,345         11,387
Deferred                      (1,314)          146            111
                      --------------------------------------------
                              $9,454        $6,491        $11,498
                      ============================================

     Income tax expense reconciled to the amount computed at statutory rates for the years ended September 30 is as follows (in thousands):

                                          1999          1998           1997
                                     ----------------------------------------

Federal tax at statutory rate            $8,514        $5,866        $10,604
State income taxes (net of federal
    income tax benefit)                     830           347          1,235
Other, net                                  110           278           (341)
                                     ----------------------------------------
                                         $9,454        $6,491        $11,498
                                     ========================================

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)

10.  Income Taxes (continued)

     Significant components of the Company's deferred tax assets and liabilities at September 30 are as follows (in thousands):

                                            1999          1998
                                      -----------------------------
Current deferred taxes:
Assets:
  Allowance for doubtful accounts          $4,750        $2,076
  Accrued liabilities                         402            85
  Deferred Revenue                            385         1,299
  Other                                        55            71
                                      -----------------------------
  Total Current Assets                      5,592         3,531

Liabilities:
  Inventory                                 1,411           950
  Prepaid assets                              552           388
                                      -----------------------------
  Total Current Liabilities                 1,963         1,338
                                      -----------------------------
Deferred current tax asset, Net             3,629         2,193
                                      =============================

Non current-deferred taxes:
Liabilities:
  Equipment and improvements                1,323         1,188
  Other                                       218           231
                                      -----------------------------
Deferred non-current tax liabilities        1,541         1,419
                                      -----------------------------
Deferred tax asset, Net                    $2,088          $774
                                      =============================

11.  Commitments and Contingencies

     The Company's principal leases are for store facilities and expire at varying dates during the next 10 years. In addition to fixed minimum rentals, many of the leases provide for contingent rentals based upon a percentage of store sales above stipulated amounts. Future minimum lease payments under noncancelable operating leases are as follows (in thousands):


Years ended September 30,

                              2000            $17,045
                              2001             14,876
                              2002             12,513
                              2003              9,361
                              2004              6,893
                  Subsequent years              6,176
                                   ------------------
                                              $66,864
                                   ==================

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)

11.  Commitments and Contingencies (continued)

Total rent expense for all leases is as follows (in thousands):


                                     Years ended September 30
                                1999             1998          1997
                              ---------------------------------------

Minimum rentals                 $21,565        $18,355       $12,597
Contingent rentals                  401            446           529
                              ---------------------------------------
Total rent                      $21,966        $18,801       $13,126
                              =======================================

     The Company sells credit life, health and property and casualty on its merchandise as an agent for American Bankers Insurance Group (ABIG), which underwrites the insurance products. The Company has a wholly owned subsidiary to re-insure risks related to these products. Under the re-insurance contract, the Company's subsidiary assumes the risk of the insurance immediately after the insurance products are sold. The Company recognizes premium expense and commissions earned related to this insurance over the terms of the related insurance products. Premium expense includes fees payable to ABIG, as well as the estimated losses related to the insurance products. Losses are estimated based on actual losses incurred in the past, and amortized over the term of the related insurance product. The Company's losses on these products have historically been very stable, thus enabling the accrual of reliable loss estimates.

     The Company is involved in certain legal actions arising in the ordinary course of business. Management believes none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)

12.  Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 1999 and 1998 (in thousands except per share data):

                                                        For the Fiscal Year Ended September 30, 1999
                                                                       Quarters Ended
                                            -----------------------------------------------------------------
                                                  December 31      March 31       June 30     September 30
                                            -----------------------------------------------------------------
              As Restated (c)
--------------------------------------------
Net Sales                                           $125,101       $61,694       $66,503         $55,087
Cost of goods sold, including occupancy,
distribution and buying                               63,359        33,593        35,715          31,316
Income (loss) before income taxes                     21,523         3,900         2,789          (2,275)
Net income (loss)                                     13,346         2,418         1,729          (1,010)(a)
Basic earnings (loss) per share                         0.92          0.16          0.12           (0.07)
Diluted earnings (loss) per share                       0.92          0.16          0.12           (0.07)

          As Previously Reported
--------------------------------------------
Total Revenues                                      $134,909       $69,697       $74,117         $55,087
Cost of goods sold, including occupancy,
distribution and buying                               61,069        32,205        34,600          31,316
Income (loss) before income taxes                     23,857         3,667         2,553          (2,275)
Net income (loss)                                     14,792         2,274         1,583          (1,010)
Basic earnings (loss) per share                         1.01          0.16          0.11           (0.07)
Diluted earnings (loss) per share                       1.01          0.16          0.11           (0.07)

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)

12.      Quarterly Financial Data (continued)


                                                        For the Fiscal Year Ended September 30, 1998
                                                                       Quarters Ended
                                                -------------------------------------------------------------
                                                  December 31      March 31       June 30     September 30
                                                -------------------------------------------------------------
              As Restated (c)
--------------------------------------------
Net Sales                                           $105,151       $48,959       $57,667         $47,369
Cost of goods sold, including occupancy,
distribution and buying                               50,842        25,774        30,466          28,330
Income (loss) before income taxes                     21,147         4,403         2,425         (10,890)(b)
Net income (loss)                                     12,995         2,783         1,568          (6,752)
Basic earnings (loss) per share                         0.89          0.19          0.11           (0.46)
Diluted earnings (loss) per share                       0.88          0.19          0.11           (0.46)

          As Previously Reported
--------------------------------------------
Total revenues                                      $112,854       $56,031       $64,722         $53,702
Cost of goods sold, including occupancy,
distribution and buying                               50,126        25,519        30,345          26,304
Income (loss) before income taxes                     22,707         4,126         2,490         (11,233)(b)
Net income (loss)                                     13,964         2,607         1,610          (6,965)
Basic earnings (loss) per share                         0.96          0.18          0.11           (0.48)
Diluted earnings (loss) per share                       0.95          0.18          0.11           (0.48)


(a) Net loss includes a reduction in the reserve for income taxes of $400,000.

(b) Income before income taxes for the quarter ended September 30, 1998 includes a $1.8 million charge related to reserves established for senior executive severance and store closing costs and a $2.7 million charge for the accelerated write-off of specific accounts associated with the Company's change in its credit policy, effective September 30, 1998.

(c) As more fully described in Note 2 of the Notes to Consolidated Financial Statements, the Company changed its accounting policy relating to revenue recognition for product warranties. As a result of the change in accounting policy, the Company has restated its previously published financial statements.

                        Report of Independent Auditors

The Board of Directors
Friedman's Inc.

We have audited the accompanying consolidated balance sheets of Friedman's Inc. (the Company) as of September 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friedman's Inc. at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2, the Company has restated its 1998 and 1997 financial statements with respect to warranty revenues recognition.


November 18, 1999
Atlanta, Georgia

                                 Friedman's Inc.

                Schedule II -- Valuation and Qualifying Accounts

                                                         Balance at                                                 Balance at
                                                         Beginning                                                    End of
                    Description                          of Period            Additions          Deductions           Period
--------------------------------------------------------------------------------------------------------------------------------
Reserves and allowances deducted from asset accounts:
       Allowance for uncollectible accounts:
          Year ended September 30, 1997                  $6,877,000         $22,892,000 (1)      $21,501,000 (2)     $8,268,000
          Year ended September 30, 1998                   8,268,000          29,767,000 (1)       27,963,000 (2)     10,072,000
          Year ended September 30, 1999                  10,072,000          33,946,000 (1)       33,156,000 (2)     10,862,000

       Unearned finance charges, product warranties and credit insurance:
          Year ended September 30, 1997                  $9,689,000         $30,555,000 (3)      $27,965,000 (4)    $12,279,000
          Year ended September 30, 1998                  12,279,000          38,200,000 (3)       34,804,000 (4)     15,675,000
          Year ended September 30, 1999                  15,675,000          45,078,000 (3)       42,624,000 (4)     18,129,000

----------
(1)  Provision for doubtful accounts.
(2)  Uncollectible accounts receivable written off, net of recoveries.
(3) Additions to credit insurance and product warranties are the dollar amount of premiums sold.
(4) Deductions to unearned finance charges, credit insurance and product warranties occur as finance charges, credit insurance and product warranties are earned.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 1999.


                                       FRIEDMAN'S INC.

                                       By: /s/ Bradley J. Stinn
                                           -------------------------------
                                           Bradley J. Stinn
                                           President and
                                           Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on December 29, 1999.

         Signature                                 Title
         ---------                                 -----

    /s/ Bradley J. Stinn
    -------------------------         Chairman of the Executive Committee,
        Bradley J. Stinn              President and Chief Executive Officer
                                      (Principal Executive Officer)


    -------------------------         Chairman of the Board of Directors
        Sterling B. Brinkley

    /s/ John E. Cay III
    -------------------------         Director
        John E. Cay III

    /s/ Robert W. Cruickshank
    -------------------------         Director
        Robert W. Cruickshank

    /s/ David B. Parshall
    -------------------------         Director
        David B. Parshall

    /s/ Mark C. Pickup
    -------------------------         Director
        Mark C. Pickup

    /s/ Victor M. Suglia
    -------------------------         Senior Vice President - Chief Financial
        Victor M. Suglia              Officer (Principal Financial and
                                      Accounting Officer)

                              --------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549








                                   ----------

                                    Exhibits
                                       to
                                  Annual Report
                                       on
                                    Form 10-K
                            for the Fiscal Year Ended
                               September 30, 1999

                                   ----------





                                 FRIEDMAN'S INC.


                              --------------------

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

10.3 MS Jewelers Limited Partnership 1993 Incentive Plan (incorporated by reference from Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.4 Representative sample of MS Jewelers Limited Partnership's form of Installment Credit Agreement for self-financed sales to customers (incorporated by reference from Exhibit 10.41 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.5 Representative sample of MS Jewelers Limited Partnership's form of Limited Diamond Warranty (incorporated by reference from Exhibit 10.42 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19,
          1993).

10.6 Agreement and Understanding, dated December 14, 1994, between Friedman's, Inc. and Morgan Schiff & Co., Inc. regarding financial advisory services (incorporated by reference from Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.7 Credit Agreement dated as of September 15, 1999, by and between Friedman's Inc., as Borrower, certain subsidiaries and affiliates of Friedman's, as guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, and General Electric Capital Corp., as Documentation Agent (incorporated by reference from exhibit 10.1 to the Registrant's Current. Report on Form 8-K filed on September 20,
          1999).

10.8 Credit Agreement dated as of September 15, 1999, by and between Crescent Jeweler's Inc., as Borrower, certain subsidiaries and affiliates of Crescent, as guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, and General Electric Capital Corp., as Documentation Agent (incorporated by reference from exhibit 10.1 to the Registrant's Current. Report on Form 8-K filed on September 20, 1999).

10.9 Guaranty Agreement dated as of September 15, 1999, by Friedman's Inc., in favor of Bank of America N.A., as Administrative Agent and the lenders under the Crescent Jeweler's Inc. Credit Agreement (referenced herein as Exhibit 10.14) (incorporated by reference from exhibit 10.1 to the Registrant's Current. Report on Form 8-K filed on September 20,
          1999)

10.10 Guaranty Fee Agreement dated as of September 15, 1999, by and between Friedman's Inc. and Crescent Jewelers Inc. and its wholly owned subsidiary Crescent Jewelers (incorporated by reference from exhibit
          10.1 to the Registrant's Current. Report on Form 8-K filed on September 20, 1999).

10.11 Warrant to purchase shares of Class A Common Stock of Crescent Jewelers Inc. dated as of September 15, 1999(incorporated by reference from exhibit 10.1 to the Registrant's Current. Report on Form 8-K filed on September 20, 1999).

          Executive Compensation Plans and Arrangements

10.12     Friedman's Inc. 1993 Stock Option Plan (incorporated by reference from
          Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-85216) filed on October 17, 1994).

10.13 Form of Indemnity Agreement executed by the Registrant and each of Sterling B. Brinkley, Bradley J. Stinn, Robert S. Morris, John Smirnoff, Robert W. Cruickshank and Mark C. Pickup (incorporated by reference from Exhibit 10.44 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.14 Friedman's Inc. 1994 Stock Option Plan for Outside Directors (incorporated by reference from Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
          1994).

10.15 Friedman's Inc. 1994 Qualified Employee Stock Purchase Plan (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-78820) filed on May 11, 1994).

10.15.1 Amendment Number One to the Friedman's Inc. 1994 Qualified Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.28.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

10.16 Loan Agreement, dated November 17, 1994, between Friedman's Inc. and Sterling B. Brinkley (incorporated by reference from Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.16.1 Amendment to Loan Agreement and Promissory Note between Friedman's Inc. and Sterling B. Brinkley dated February 2, 1995 (incorporated by reference from Exhibit 10.39.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

10.17 Loan Agreement, dated November 17, 1994, between Friedman's Inc. and Bradley J. Stinn (incorporated by reference from Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.17.1 Amendment to Loan Agreement and Promissory Note between Friedman's Inc. and Bradley J. Stinn dated February 2, 1995 (incorporated by reference from Exhibit 10.40.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

10.18     Friedman's Inc. 1994 Stock Option Plan (incorporated by reference from
          Exhibit 4(d) to the Registrant's Registration Statement on Form S-8 (File No. 33-95584) filed on August 11, 1995).

10.19     Friedman's Inc. 1995 Stock Option Plan (incorporated by reference from
          Exhibit 4(d) to Registrant's Registration Statement on Form S-8 (File No. 333-06221) filed on June 18, 1996).

10.20     Friedman's Inc. 1996 Stock Option Plan (incorporated by reference from
          Exhibit 4(c) to Registrant's Registration Statement on Form S-8 (File No. 333-23757) filed on March 21, 1997).

10.21     Friedman's Inc. 1997 Stock Option Plan (incorporated by reference from
          Exhibit 99 to Registrant's Registration Statement on Form S-8 (File No. 333-49133) filed on April 1, 1998).

10.22 Form of Unsecured Promissory Note issued to the Company by Bradley J. Stinn, Victor M. Suglia, Sterling B. Brinkley, John E. Cay, III, Robert W. Cruickshank, David B. Parshall, Mark C. Pickup and Paul G. Leonard (incorporated by reference from Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
          1998).

10.23 Friedman's Inc. 1999 Long-Term Incentive Plan (incorporated by reference from Exhibit 99 to Registrant's Registration Statement on Form S-8 (File No. 331-73271) filed on March 3, 1999).

21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to the Registrants Annual Report on Form 10-K for its fiscal year ended September 30, 1995).

23        Consent of Ernst & Young LLP

27        Financial Data Schedule