Form 10-Q
period 2000-01-01
FRIEDMANS INC
filed 2000-02-14
CIK 911004

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Quarterly Period Ended January 1, 2000

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Transition Period From __________________ to __________________

Commission file number  0-22356



                                FRIEDMAN'S INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              Delaware                                       58-2058362
---------------------------------------            -----------------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)





           4 West State Street
         Savannah, Georgia 31401                                31401
---------------------------------------            -----------------------------
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

    The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at February 14, 2000 was 13,236,322.

    The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at February 14, 2000 was 1,196,283.

                                     Index

                                Friedman's Inc.


           Part I.     Financial Information


           Item 1.     Consolidated Financial Statements (Unaudited)

                       Income Statements - Three months ended January 1, 2000 and December 31, 1998

                       Balance Sheets - January 1, 2000, December 31, 1998 and September 30, 1999

                       Statements of Cash Flows - Three months ended January 1, 2000 and December 31, 1998

                       Notes to Consolidated Financial Statements


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


           Item 6.     Exhibits and Reports on Form 8-K


           Signatures


Part I.  Financial Information

Item 1.
                                                          FRIEDMAN'S INC.
                                                  Consolidated Income Statements
                                                            (Unaudited)
                                        (In thousands, except per share and share amounts)

                                                                                                 Three months ended
                                                                                     January 1,                       December 31,
                                                                                        2000                             1998 *
                                                                                 -----------------                 -----------------
Net sales.....................................................................            $151,418                       $125,101

Operating Costs and Expenses:
     Cost of goods sold including occupancy, distribution and buying..........              78,474                         63,359
     Selling, general and administrative......................................              46,371                         38,257
     Depreciation and amortization............................................               2,219                          1,442
                                                                                          --------                       --------
Income from operations........................................................              24,354                         22,043

Interest and other income from related party..................................                (583)                          (637)
Interest expense..............................................................               1,017                          1,157
                                                                                          --------                       --------
Income before income taxes....................................................              23,920                         21,523
Income tax expense............................................................               9,090                          8,177
                                                                                          --------                       --------
Net income....................................................................            $ 14,830                       $ 13,346
                                                                                          ========                       ========

Earnings per share - basic....................................................            $   1.03                       $   0.91
                                                                                          ========                       ========

Earnings per share - diluted..................................................            $   1.03                       $   0.91
                                                                                          ========                       ========
Weighted average shares - basic...............................................              14,427                         14,641
Weighted average shares - diluted.............................................              14,427                         14,641


Number of stores open.........................................................                 564                           469


                                          See notes to consolidated financial statements.

                           * Restated.  See Note D of the notes to the consolidated financial statements


                                            FRIEDMAN'S INC.
                                      Consolidated Balance Sheets
                          (In thousands, except per share and share amounts)


                                                       January 1,          December 31,          September 30,
                                                         2000                  1998*                  1999
                                                       ----------          -----------           ------------
                                                               (Unaudited)                         (Note)
Assets
Current Assets:
    Cash...........................................     $  1,077              $  1,026               $  1,076
    Accounts receivable, net of allowance for
      doubtful accounts of $17,196 at January 1,
      2000, $17,239 at December 31, 1998
      and $10,863 at September 30, 1999............      131,324               117,342                 97,780
    Inventories....................................      133,583               114,617                114,128
    Deferred income taxes..........................        3,629                 3,082                  3,629
    Other current assets...........................        3,096                 3,325                  3,791
                                                        --------              --------               --------
        Total current assets.......................      272,709               239,392                220,404

Equipment and improvements, net....................       50,087                37,363                 44,160
Notes receivable from related party................          -                  25,000                    -
Tradename rights, net..............................        5,846                 6,317                  5,964
Other receivable...................................          -                   1,625                    -
Other assets.......................................        4,579                 1,763                  4,768
                                                        --------              --------               --------
        Total assets...............................     $333,221              $311,460               $275,296
                                                        ========              ========               ========

Liabilities and Stockholders' Equity
Current Liabilities:
    Accounts payable...............................     $ 82,633              $ 60,176               $ 40,818
    Accrued liabilities............................       24,692                17,054                 11,060
    Income taxes payable...........................        8,568                 6,127                  1,136
                                                        --------              --------               --------
        Total current liabilities..................      115,893                83,357                 53,014

Bank debt..........................................        8,599                35,835                 28,184
Deferred income taxes and other....................        2,110                 1,419                  2,194

Stockholders' Equity:
    Preferred stock, par value $.01, 10,000,000
      shares authorized; and none issued...........          -                     -                      -
    Class A common stock, par value $.01,
      25,000,000 shares authorized, 13,236,322,
      13,449,218 and 13,226,127 issued and
      outstanding at January 1, 2000, December 31,
      1998 and September 30, 1999, respectively....          132                   134                    132
    Class B common stock, par value $.01,
      7,000,000 shares authorized, 1,196,283,
      1,196,283 and 1,196,283 issued and
      outstanding at January 1, 2000,
      December 31, 1998 and September 30,
      1999, respectively...........................           12                    12                     12
    Additional paid-in-capital.....................      118,608               119,948                118,543
    Retained earnings..............................       89,067                71,825                 74,417
    Stock purchase loans...........................       (1,200)               (1,070)                (1,200)
                                                        --------              --------               --------
        Total stockholders' equity.................      206,619               190,849                191,904
                                                        --------              --------               --------
        Total liabilities and stockholders' equity.     $333,221              $311,460               $275,296
                                                        ========              ========               ========

Note: The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                See notes to consolidated financial statements.

* Restated.  See Note D of the notes to the consolidated financial statements

                                                                  FRIEDMAN'S INC.
                                                       Consolidated Statements of Cash Flows
                                                                    (Unaudited)
                                                                   (In thousands)


                                                                                                Three months ended
                                                                                       January 1,                   December 31,
                                                                                         2000                           1998*
                                                                                    --------------               ------------------
Operating Activities:
     Net income........................................................................   $ 14,830                         $ 13,346
     Adjustments to reconcile net income to cash provided by
       (used in) operating activities:
       Depreciation and amortization...................................................      2,219                            1,442
       Provision for doubtful accounts.................................................     12,503                           12,131
       Income from related party.......................................................        (84)                               -
       Changes in assets and liabilities:
          Increase in  accounts receivable.............................................    (46,047)                         (43,573)
          Increase in inventories......................................................    (19,455)                          (9,031)
          Decrease (increase) in other assets..........................................        884                           (1,497)
          Increase in accounts payable and accrued liabilities.........................     54,199                           53,801
          Increase in income taxes payable.............................................      7,591                            8,576
                                                                                          --------                         --------
                Net cash provided by operating activities..............................     26,640                           35,195

Investing Activities:
     Additions to equipment and improvements...........................................     (6,939)                          (2,267)
     Loans for employee stock puchases.................................................          -                           (1,070)
                                                                                          --------                         --------
                Net cash used in investing activities..................................     (6,939)                          (3,337)
Financing Activities:
     Repayments of bank borrowings.....................................................    (19,585)                         (31,134)
     Proceeds from employee stock purchases and options exercised......................         65                               59
     Payment of cash dividend..........................................................       (180)                               -
                                                                                          --------                         --------
                Net cash used in investing activities..................................    (19,700)                         (31,075]
                                                                                          --------                         --------
Increase in cash.......................................................................          1                              783
Cash, beginning of period..............................................................      1,076                              243
                                                                                          --------                         --------
Cash, end of period....................................................................   $  1,077                         $  1,026
                                                                                          ========                         ========


                                     See notes to condensed consolidated financial statements.

                           * Restated.  See Note D of the notes to the consolidated financial statements



                                FRIEDMAN'S INC.

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

                                January 1, 2000



Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 1, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. Annual Report on Form 10-K for the year ended September 30, 1999.

Note B - Earnings per Share

     The dilutive effect of stock options on the weighted average number of shares outstanding for the period was zero for the three months ended January 1, 2000 and December 31, 1998.

Note C - Reclassifications

     Certain balances as of December 31, 1998 have been reclassified to conform to the current year financial statement presentation.

Note D - Change in Accounting Policy

     The Company has changed its accounting policy relating to revenue recognition for diamond and gold product warranties. Pursuant to the Company's new policy, the Company recognizes revenues, net of direct expenses, ratably over the estimated life of the contract. Previously, the Company recognized all of the warranty revenue at the time of the sale. The Company has given retroactive effect to this new accounting policy by restating previously published financial statements beginning with the fiscal year ended September 30, 1995. The effect of the restatement for the three months ended December 31, 1998 was to reduce net income by $1.4 million and basic earnings per share by $0.10.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

     Net sales increased 21.0% to $151.4 million for the three months ended January 1, 2000, from $125.1 million for the three months ended December 31, 1998. Comparable store net merchandise sales increased 6.2% for the three months ended January 1, 2000.

     Cost of goods sold, including occupancy, distribution and buying, increased 23.9% to $78.5 million, or 51.8%, of net sales, for the three months ended January 1, 2000, versus $63.4 million, or 50.6%, of net sales, for the three months ended December 31, 1998. The increase as a percentage of net sales was primarily the result of a lower margin rate offset slightly by lower store occupancy costs. The lower margin rate was primarily due to higher sales of advertised, promotional and clearance merchandise as compared to the prior year. In general, cost of goods sold as a percentage of net sales may continue to increase as a result of the Company's merchandising and promotional activities, but management does not believe that such potential increases represent a material continuing trend.

     Selling, general and administrative expenses increased 21.2% to $46.4 million for the three months ended January 1, 2000, from $38.3 million for the three months ended December 31, 1998. As a percentage of net sales, selling, general and administrative expenses remained unchanged at 30.6% compared to the same period in the prior year.

     Depreciation and amortization expenses increased 53.9% to $2.2 million for the three months ended January 1, 2000, from $1.4 million for the three months ended December 31, 1998. Depreciation and amortization expense as a percentage of net sales was 1.5% for the three months ended January 1, 2000 compared to 1.2% in the comparable period in the prior year. The increase in depreciation and amortization as a percentage of net sales was due primarily to expenses associated with the implementation of new computer software placed into service July 1, 1999 and new store displays. In general, depreciation and amortization expenses as a percentage of net sales may continue to increase as a result of additional investments in systems and infrastructure, but management does not believe that such potential increases represent a material continuing trend.

     Interest and other income from a related party decreased to $583,000 for the three months ended January 1, 2000 compared to $637,000 for the three months ended December 31, 1998. Management expects interest and other income from a related party to continue to decrease because of repayment of borrowings by Crescent Jewelers Inc. and its wholly owned subsidiary, Crescent Jewelers (collectively, "Crescent"). Crescent is affiliated with the Company through common ownership and management. This decrease will be partially offset by Crescent's payments to the Company of fees related to the Company's guaranty of Crescent's obligations under Crescent's credit facility. See "Liquidity and Capital Resources." Interest expense decreased to $1.0 million for the three months ended January 1, 2000 compared to $1.2 million for the three months ended December 31, 1998. The decrease in interest expense was due primarily to lower average outstanding borrowings on the Company's line of credit. See "Liquidity and Capital Resources."

     Net income increased by 11.1% to $14.8 million for the three months ended January 1, 2000 compared to $13.3 million for the three months ended December 31, 1998. Basic and diluted earnings per share increased 12.8% to $1.03 for the three months ended January 1, 2000 from $0.91 for the three months ended December 31, 1998. Basic and diluted weighted average common shares outstanding decreased 1.5% to 14,427,000 for the three months ended January 1, 2000 from 14,641,000 for the comparable period in the prior year.

Liquidity and Capital Resources
-------------------------------

     During the three months ended January 1, 2000, net cash provided by the Company's operating activities was $26.6 million compared to $35.2 million for three months ended December 31, 1998. For the three months ended January 1, 2000, cash provided by operations was unfavorably impacted, as compared to the prior year, by increased net inventory levels, including accounts payable, and customer accounts receivable offset slightly by increases in net income.

     Investing activities used cash of $6.9 million for the three months ended January 1, 2000 compared to $3.3 million during the three months ended December 31, 1998. The increase is due primarily to a $1.5 million investment in new store displays and the addition of 33 new stores for the three months ended January 1, 2000 compared to 8 new stores for the comparable period in the prior year.

     Financing activities used $19.7 million of cash for the three months ended January 1, 2000 compared to $31.1 million for three months ended December 31, 1998. This cash was used primarily to repay bank borrowings for both periods. In December 1998, the Company issued loans, maturing in 2003 and amounting to $1.1 million to certain directors, officers and employees of the Company to purchase shares of the Class A Common Stock of the Company.

     Currently, the Company has a three year $67.5 million senior secured revolving credit facility maturing on September 15, 2002. Borrowings under the credit facility bear interest at either the federal funds rate plus 0.5%, the prime rate or, at the Company's option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on a calculation of the combined leverage ratio of the Company and Crescent. The facility contains certain financial covenants and is secured by certain of the Company's assets. The Company used the proceeds from the credit facility, together with the proceeds from the repayment by Crescent of the Company's $25 million investment in Crescent, to repay in full all of its obligations under its then existing credit facilities. At January 1, 2000, $8.6 million was outstanding under the new facility, with interest accruing on such borrowings in a range from 7.15% to 8.5%. Although borrowings under the new facility bear interest at rates that are generally higher than the rates under the Company's previous credit facility, management does not believe that this increase will materially affect the Company's results. Management believes that the Company's credit facility will be sufficient to fund the Company's working capital requirements through fiscal 2000.

     In connection with the new credit facility, the Company agreed to provide certain credit enhancements and to guaranty the obligations of Crescent under its $112.5 million senior secured revolving credit facility. In consideration for this guaranty, Crescent will make quarterly payments to the Company in an amount equal to 2% per annum of the outstanding obligations of Crescent under its credit facility during the preceding fiscal quarter. In further consideration of this guaranty, Crescent issued the Company a warrant to purchase 7,942,904 shares of Crescent's non-voting Class A Common Stock, or approximately 50% of the capital stock of Crescent on a fully diluted basis, for an exercise price of $500,000.

     On October 15, 1999, a quarterly dividend of $0.0125 per share, or $180,000, was paid to stockholders of record of the Corporation at the close of business on September 30, 1999. Additionally, on November 2, 1999, the Company's Board of Directors declared a quarterly dividend of $0.0125 per share, payable on January 15, 2000 to shareholders of record as of December 31, 1999.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's market risk is limited to fluctuations in interest rates as it pertains to the Company's borrowings under its credit facility. The Company pays interest on borrowings at either the federal funds rate plus 0.5%, the prime rate or, at the Company's option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. If the interest rates on the Company's borrowings average 100 basis points more in fiscal 2000 than they did in fiscal 1999, the Company's interest expense would increase and income before income taxes would decrease by $534,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company's borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

         The Company filed a Current Report on Form 8-K, on November 24, 1999, relating to a change in accounting policy.

         The exhibits to this report on Form 10-Q are listed on the Exhibit Index which immediately follows the signature page hereto.

                                 EXHIBIT INDEX

 Exhibit
 Number
 -------
  3.1 Registrant's Certificate of Incorporation, as amended (incorporated by reference from Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (File No. 333-17755) dated March 21, 1997).

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

  27                Financial Data Schedule (for SEC use only)

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2000.



                                       FRIEDMAN'S INC.

                                   By: /s/ Victor M. Suglia
                                       --------------------
                                       Victor M. Suglia
                                       Senior Vice President and Chief
                                         Financial Officer