Form 10-Q
period 2000-04-01
FRIEDMANS INC
filed 2000-05-15
CIK 911004

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the Quarterly Period Ended April 1, 2000

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the Transition Period From __________________ to __________________

Commission file number  0-22356

                                FRIEDMAN'S INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                58-2058362
   -------------------------------                -------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                 Identification No.)


         4 West State Street
       Savannah, Georgia 31401                           31401
----------------------------------------               ---------
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

The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at May 12, 2000 was 13,250,857.

The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at May 12, 2000 was 1,196,283.

                                     Index

                                Friedman's Inc.

Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

         Income Statements - Three and six months ended April 1, 2000 and March 31, 1999

         Balance Sheets - April 1, 2000, March 31, 1999 and September 30, 1999

         Statements of Cash Flows - Six months ended April 1, 2000 and March 31, 1999

         Notes to Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures


Part I.   Financial Information
Item 1.


                                FRIEDMAN'S INC.
                        Consolidated Income Statements
                                  (Unaudited)
                   (In thousands, except per share amounts)

                                                      Three months ended           Six months ended
                                                     April 1,     March 31,      April 1,     March 31,
                                                       2000         1999*          2000         1999*
                                                     --------     ---------      --------      --------
Net sales.........................................    $80,403      $61,694       $231,821     $186,795

Operating Costs and Expenses:
  Cost of goods sold including occupancy,
     distribution and buying......................     43,516       33,593        121,990       96,952
  Selling, general and administrative.............     29,369       22,386         75,740       60,643
  Depreciation and amortization...................      2,324        1,487          4,543        2,929
                                                      -------      --------      --------     ---------
Income from operations............................      5,194        4,228         29,548       26,271

Interest and other income from related party......       (584)        (623)        (1,167)      (1,260)
Interest expense..................................      1,114          951          2,131        2,108
                                                      -------      --------      --------     ---------
Income before income taxes........................      4,664        3,900         28,584       25,423
Income tax expense................................      1,701        1,482         10,791        9,659
                                                      -------      --------      --------     ---------
Net income........................................    $ 2,963      $ 2,418       $ 17,793     $ 15,764
                                                      =======      ========      ========     =========
Earnings per share - basic........................    $  0.21      $  0.17       $   1.23     $   1.08
                                                      =======      ========      ========     =========
Earnings per share - diluted......................    $  0.21      $  0.16       $   1.23     $   1.08
                                                      =======      ========      ========     =========
Weighted average shares - basic...................     14,438       14,649         14,433       14,645
Weighted average shares - diluted.................     14,438       14,668         14,433       14,645

Number of stores open.............................        574          477            574          477


                See notes to consolidated financial statements.

 * Restated.  See Note D of the notes to the consolidated financial statements

                                FRIEDMAN'S INC.
                          Consolidated Balance Sheets
              (In thousands, except per share and share amounts)

                                                                                   April 1,        March 31,    September 30,
                                                                                     2000             1999*         1999
                                                                                  ---------        ----------   -------------
                                                                                          (Unaudited)              (Note)

Assets
Current Assets:
 Cash..........................................................................      $  1,042        $  1,067   $  1,076
 Accounts receivable, net of allowance for doubtful accounts of $14,173 at April 1, 2000, $11,532 at March 31, 1999 and $10,863 at
  September 30, 1999 ..........................................................       121,523         103,767     97,780
 Inventories...................................................................       128,462         103,436    114,128
 Deferred income taxes.........................................................         3,629           2,993      3,629
 Other current assets..........................................................         3,267           3,660      3,791
                                                                                     --------        --------   --------
  Total current assets.........................................................       257,923         214,923    220,404

Equipment and improvements, net................................................        49,734          37,623     44,160
Notes receivable from related party............................................             -          25,000          -
Tradename rights, net..........................................................         5,728           6,199      5,964
Other receivable...............................................................             -           1,625          -
Other assets...................................................................         4,384           1,703      4,768
                                                                                     --------        --------   --------
  Total assets.................................................................      $317,769        $287,073   $275,296
                                                                                     ========        ========   ========
Liabilities and Stockholders' Equity
Current Liabilities:
 Accounts payable..............................................................      $ 37,470        $ 29,216   $ 40,818
 Accrued liabilities...........................................................        15,763          10,705     11,060
 Income taxes payable..........................................................         7,201           6,192      1,136
                                                                                     --------        --------   --------
  Total current liabilities....................................................        60,434          46,113     53,014

Bank debt......................................................................        45,853          46,374     28,184
Deferred income taxes and other................................................         2,026           1,419      2,194

Stockholders' Equity:
 Preferred stock, par value $.01, 10,000,000 shares authorized;
  and none issued..............................................................             -               -          -
 Class A common stock, par value $.01, 25,000,000 shares
  authorized, 13,250,857, 13,458,486 and 13,226,127  issued and outstanding at April 1, 2000, March 31, 1999 and
  September 30, 1999, respectively.............................................           133             135        132
 Class B common stock, par value $.01, 7,000,000 shares
  authorized, 1,196,283, 1,196,283 and 1,196,283  issued and outstanding at April 1, 2000, March 31, 1999 and
  September 30, 1999, respectively.............................................            12              12         12
 Additional paid-in-capital....................................................       118,681         120,029    118,543
 Retained earnings.............................................................        91,815          74,061     74,417
 Stock purchase loans..........................................................        (1,185)         (1,070)    (1,200)
                                                                                     --------        --------   --------
    Total stockholders' equity.................................................       209,456         193,167    191,904
                                                                                     --------        --------   --------
    Total liabilities and stockholders' equity.................................      $317,769        $287,073   $275,296
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

 * Restated.  See Note D of the notes to the consolidated financial statements

                                FRIEDMAN'S INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                     Six months ended
                                                                   April 1,   March 31,
                                                                     2000       1999*
                                                                   --------   ---------
Operating Activities:
  Net income......................................................  $17,793    $ 15,764
  Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
    Depreciation and amortization.................................    4,543       2,929
    Provision for doubtful accounts...............................   21,027      18,964
    Income from related party......................................    (166)          -
    Changes in assets and liabilities:
       Increase in accounts receivable............................  (44,770)    (36,831)
       Decrease (increase) in inventories.........................  (14,334)      2,150
       Decrease (increase) in other assets........................      908      (1,683)
       Increase in accounts payable and
         accrued liabilities......................................    1,086      16,311
       Increase in income taxes payable...........................    6,064       8,641
                                                                   --------   ---------
          Net cash provided by (used in) operating
            activities............................................   (7,849)     26,245
Investing Activities:
  Additions to equipment and improvements.........................   (9,648)     (3,897)
  Repayments of (payments for) employee stock purchases............      15      (1,070)
                                                                   --------   ---------
       Net cash used in investing activities......................   (9,633)     (4,967)
Financing Activities:
  Proceeds from (repayments of) bank borrowings...................   17,669     (20,595)
  Proceeds from employee stock purchases and options exercised ...      139         141
  Payment of cash dividend........................................     (360)          -
                                                                   --------   ---------
       Net cash provided by (used in) investing activities........   17,448     (20,454)
                                                                   --------   ---------
Increase (decrease) in cash.......................................      (34)        824
Cash, beginning of period.........................................    1,076         243
                                                                   --------   ---------
Cash, end of period............................................... $  1,042    $  1,067
                                                                   ========   =========

                See notes to consolidated financial statements.

 * Restated.  See Note D of the notes to the consolidated financial statements

                                FRIEDMAN'S INC.

                  Notes to Consolidated Financial Statements

                                  (Unaudited)

                                 April 1, 2000



Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. Annual Report on Form 10-K for the year ended September 30, 1999.

Note B - Earnings per Share

     The dilutive effect of stock options on the diluted weighted average number of shares outstanding for the period were zero and 19,000 for the three months ended April 1, 2000 and March 31, 1999, respectively, and zero for the six months ended April 1, 2000 and March 31, 1999, respectively.

Note C - Reclassifications

     Certain balances as of March 31, 1999 have been reclassified to conform to the current year financial statement presentation.

Note D - Change in Accounting Policy

     The Company changed its accounting policy relating to revenue recognition for diamond and gold product warranties. Pursuant to the Company's new policy, the Company recognizes revenues, net of direct expenses, ratably over the estimated life of the contract. Previously, the Company recognized all of the warranty revenue at the time of the sale. The Company gave retroactive effect to this new accounting policy by restating previously published financial statements. The effect of the restatement for the three months ended March 31, 1999 was to increase net income by $144,000 and basic earnings per share by $0.01. The effect of the restatement for the six months ended March 31, 1999 was to decrease net income by $1.3 million and basic earnings per share by $0.09.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three months ended April 1, 2000 compared to three months ended March 31, 1999
------------------------------------------------------------------------------

Results of Operations
---------------------

     Net sales increased 30.3% to $80.4 million for the three months ended April 1, 2000, from $61.7 million for the three months ended March 31, 1999. Comparable store net merchandise sales increased 10.7% for the three months ended April 1, 2000.

     Cost of goods sold, including occupancy, distribution and buying, increased 29.5% to $43.5 million, or 54.1% of net sales, for the three months ended April 1, 2000, versus $33.6 million, or 54.5% of net sales, for the three months ended March 31, 1999. The decrease as a percentage of net sales was primarily the result of leverage in occupancy costs associated with the increase in comparable store sales performance. This decrease was slightly offset by a lower merchandise gross margin rate. The lower merchandise gross margin rate was primarily due to higher sales of advertised, promotional and clearance merchandise as compared to the prior year. In general, a slightly lower merchandise gross margin rate may continue as a result of the Company's merchandising and promotional activities, but management does not believe that such potential increases represent a material continuing trend.

     Selling, general and administrative expenses increased 31.2% to $29.4 million for the three months ended April 1, 2000, from $22.4 million for the three months ended March 31, 1999. As a percentage of net sales, selling, general and administrative expenses increased to 36.5% of net sales for the three months ended April 1, 2000 from 36.3% for the three months ended March 31, 1999. The increase as a percentage of net sales was primarily the result of lower net earnings derived from the Company's credit operations partially offset by improvements in operating expenses. The lower net earnings from credit operations was the result of lower finance charges earned on lower customer accounts receivables on an average per store basis for the three months ended April 1, 2000 as compared to the three months ended March 31, 1999. The improvement in operating expenses was primarily due to improved expense management and leverage associated with the increase in comparable store sales.

     Depreciation and amortization expenses increased 56.3% to $2.3 million for the three months ended April 1, 2000, from $1.5 million for the three months ended March 31, 1999. Depreciation and amortization expense as a percentage of net sales was 2.9% for the three months ended April 1, 2000 compared to 2.4% in the comparable period in the prior year. The increase in depreciation and amortization as a percentage of net sales was due primarily to expenses associated with the implementation of new computer software placed into service July 1, 1999 and new store displays. In general, depreciation and amortization expenses as a percentage of net sales may continue to increase as a result of additional investments in systems and infrastructure, but management does not believe that such potential increases represent a material continuing trend.

     Interest and other income from a related party decreased to $584,000 for the three months ended April 1, 2000 compared to $623,000 for the three months ended March 31, 1999. Management expects interest and other income from a related party to continue to decrease because of repayment of borrowings by Crescent Jewelers Inc. and its wholly owned subsidiary, Crescent Jewelers (collectively, "Crescent"). Crescent is affiliated with the Company through common ownership and management. This decrease will be partially offset by Crescent's payments to the Company of fees related to the Company's guaranty of Crescent's obligations under Crescent's credit facility. See "Liquidity and Capital Resources." Interest expense increased to $1.1 million for the three months ended April 1, 2000 compared to $1.0 million for the three months ended March 31, 1999. The increase in interest expense was due primarily to higher interest rates and loan amortization fees associated with the Company's new credit facility as compared to the same period in the prior year. See "Liquidity and Capital Resources."

     Net income increased by 22.5% to $3.0 million for the three months ended April 1, 2000 compared to $2.4 million for the three months ended March 31, 1999. Basic earnings per share increased 23.5% to $0.21 for the three months ended April 1, 2000 from $0.17 for the three months ended March 31, 1999. Diluted earnings per share increased 31.3% to $0.21 for the three months ended April 1, 2000 from $0.16 for the three months ended March 31, 1999. Basic weighted average common shares outstanding decreased 1.4% to 14,438,000 for the three months ended April 1, 2000 from 14,649,000 for the comparable period in the prior year. Diluted weighted average common shares outstanding decreased 1.6% to 14,438,000 for the three months ended April 1, 2000 from 14,668,000 for the comparable period in the prior year.

Six months ended April 1, 2000 compared to six months ended March 31, 1999
--------------------------------------------------------------------------

Results of Operations
---------------------

     Net sales increased 24.1% to $231.8 million for the six months ended April 1, 2000 from $186.8 million for the six months ended March 31, 1999. Comparable store net merchandise sales increased 7.6% for the six months ended April 1, 2000.

     Cost of goods sold, including occupancy, distribution and buying, increased 25.8% to $122.0 million, or 52.6%, of net sales, for the six months ended April 1, 2000 versus $97.0 million, or 51.9% of net sales, for the six months ended March 31, 1999. The increase as a percentage of net sales was primarily the result of a lower merchandise gross margin rate offset slightly by lower store occupancy costs as a percentage of net sales. The lower merchandise gross margin rate was primarily due to higher sales of advertised, promotional and clearance merchandise as compared to the prior year. In general, cost of goods sold as a percentage of net sales may continue to increase as a result of the Company's merchandising and promotional activities, but management does not believe that such potential increases represent a material continuing trend.

     Selling, general and administrative expenses increased 24.9% to $75.7 million for the six months ended April 1, 2000, from $60.6 million for the six months ended March 31, 1999. As a percentage of net sales, selling, general and administrative expenses increased to 32.7% of net sales for the six months ended April 1, 2000 from 32.5% for the six months ended March 31, 1999. The increase as a percentage to net sales was primarily due to higher incentive payouts associated with the Company's incentive program compared to the comparable period last year.

     Depreciation and amortization expenses increased 55.1% to $4.5 million for the six months ended April 1, 2000, from $2.9 million for the six months ended March 31, 1999. Depreciation and amortization expense as a percentage of net sales was 2.0% for the six months ended April 1, 2000 compared to 1.6% in the comparable period in the prior year. The increase in depreciation and amortization as a percentage of net sales was due primarily to expenses associated with the implementation of new computer software placed into service July 1, 1999 and new store displays. In general, depreciation and amortization expenses as a percentage of net sales may continue to increase as a result of additional investments in systems and infrastructure, but management does not believe that such potential increases represent a material continuing trend.

     Interest and other income from a related party decreased to $1.2 million for the six months ended April 1, 2000 compared to $1.3 million for the six months ended March 31, 1999. Management expects interest and other income from a related party to continue to decrease because of repayment of borrowings by Crescent Jewelers Inc. and its wholly owned subsidiary, Crescent Jewelers (collectively, "Crescent"). Crescent is affiliated with the Company through common ownership and management. This decrease will be partially offset by Crescent's payments to the Company of fees related to the Company's guaranty of Crescent's obligations under Crescent's credit facility. See "Liquidity and Capital Resources." Interest expense remained unchanged at $2.1 million for the six months ended April 1, 2000 and for the six months ended March 31, 1999.

     Net income increased by 12.9% to $17.8 million for the six months ended April 1, 2000 compared to $15.8 million for the six months ended March 31, 1999. Basic and diluted earnings per share increased 13.9% to $1.23 for the six months ended April 1, 2000 from $1.08 for the six months ended March 31, 1999. Basic and diluted weighted average common shares outstanding decreased 1.5% to 14,433,000 for the six months ended April 1, 2000 from 14,645,000 for the comparable period in the prior year.

Liquidity and Capital Resources
-------------------------------

     During the six months ended April 1, 2000, net cash used by the Company's operating activities was $7.8 million compared to $26.2 million provided by operations for the six months ended March 31, 1999. For the six months ended April 1, 2000, cash was used by operations to fund increased net inventory levels, including accounts payable, and customer accounts receivables offset slightly by increases in net income.

     Investing activities used cash of $9.6 million for the six months ended April 1, 2000 compared to $5.0 million during the six months ended March 31, 1999. The increase was due primarily to a $1.5 million investment in new store displays and the addition of 43 new stores for the six months ended April 1, 2000 compared to 6 new stores for the comparable period in the prior year. In December 1998, the Company made loans, maturing in 2003 and amounting to $1.1 million to certain directors, officers and employees of the Company to purchase shares of the Class A Common Stock of the Company.

     Financing activities provided $17.5 million of cash for the six months ended April 1, 2000 compared to $20.5 million used in financing activities for six the months ended March 31, 1999. This cash was mostly provided from bank borrowings for the six months ended April 1, 2000 versus the repayment of bank borrowings for the six months ended March 31, 1999.

     The Company has a three year $67.5 million senior secured revolving credit facility maturing on September 15, 2002. Borrowings under the credit facility bear interest at either the federal funds rate plus 0.5%, the prime rate or, at the Company's option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on a calculation of the combined leverage ratio of the Company and Crescent. The facility contains certain financial covenants and is secured by certain of the Company's assets. At April 1, 2000, $45.9 million was outstanding under the new facility, with interest accruing on such borrowings in a range from 7.15% to 9.00%. Management believes that the Company's credit facility will be sufficient to fund the Company's working capital requirements through fiscal 2000.

     In connection with it's credit facility, the Company agreed to provide certain credit enhancements and to guaranty the obligations of Crescent under its $112.5 million senior secured revolving credit facility. In consideration for this guaranty, Crescent makes quarterly payments to the Company in an amount equal to 2% per annum of the outstanding obligations of Crescent under its credit facility during the preceding fiscal quarter. In further consideration of this guaranty, Crescent issued the Company a warrant to purchase 7,942,904 shares of Crescent's non-voting Class A Common Stock, or approximately 50% of the capital stock of Crescent on a fully diluted basis, for an exercise price of $500,000.

     On October 15, 1999 and January 15, 2000, a quarterly dividend of $0.0125 per share, or $180,000, was paid to stockholders of record of the Company at the close of business on September 30, 1999 and December 31, 1999, respectively. Additionally, on March 3, 2000, the Company's Board of Directors declared an increase in its annual cash dividend from $0.05 per share to $0.06 per share and subsequently declared a quarterly dividend of $0.015 per share, payable on April 17, 2000 to shareholders of record as of March 31, 2000.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's market risk is limited to fluctuations in interest rates as it pertains to the Company's borrowings under its credit facility. The Company pays interest on borrowings at either the federal funds rate plus 0.5%, the prime rate or, at the Company's option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. If the interest rates on the Company's borrowings average 100 basis points more in fiscal 2000 than they did in fiscal 1999, the Company's interest expense would increase and income before income taxes would decrease by $534,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company's borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes. The market risk of the Company's interest rate as of April 1, 2000 has not materially changed since September 30, 1999.

Part II.  Other Information


Item 4.   Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Company held on March 2, 2000, the following matters were brought before and voted upon by the shareholders:

                             Class A Common Stock
                             --------------------

     1. A proposal to elect the following persons to the Board of Directors to serve until the 2001 Annual Meeting of Stockholders of the Company:

                                                 For                Withhold Authority
                                                 ---                -------------------
                John E. Cay III               10,974,776                   76,424
                Robert W. Cruickshank         10,974,876                   76,424
                David B. Parshall             10,904,876                  146,324


                            Class B Common Stock
                            ---------------------

     2. A proposal to elect the following persons to the Board of Directors to serve until the 2001 Annual Meeting of Stockholders of the Company:

                                                 For                Withhold Authority
                                                 ---                -------------------
                Bradley J. Stinn               1,196,283                        0
                Sterling B. Brinkley           1,196,283                        0
                Mark C. Pickup                 1,196,283                        0

     3. A proposal to ratify the selection of Ernst & Young LLP as independent certified public accountants of the Company for the fiscal year ending September 30, 2000:

                For          Against              Abstain           Broker Non-Votes
                ---          -------              -------           ----------------
             1,196,283          0                     0                     0

Item 6.  Exhibits and Reports on Form 8-K

     The Company did not file a Current Report on Form 8-K during the three month period ended April 1, 2000.

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

 27    Financial Data Schedule (for SEC use only)

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2000.




                               FRIEDMAN'S INC.

                           By: /s/ Victor M. Suglia
                               -------------------------------------------------
                               Victor M. Suglia
                               Senior Vice President and Chief Financial Officer