Form 10-Q
period 2000-07-01
FRIEDMANS INC
filed 2000-08-15
CIK 911004

                                 United States
                      Securities and Exchange Commission

                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Quarterly Period Ended July 1, 2000

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Transition Period From __________________ to __________________

Commission file number  0-22356



                                FRIEDMAN'S INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



               Delaware                                      58-2058362
------------------------------------------            -------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)



           4 West State Street
         Savannah, Georgia 31401                                31401
------------------------------------------            -------------------------
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

The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at August 14, 2000 was 13,261,807.

The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at August 14, 2000 was 1,196,283.

                                     Index

                                Friedman's Inc.


Part I.   Financial Information

Item 1.   Consolidated Financial Statements (Unaudited)

          Income Statements - Three and nine months ended July 1, 2000 and June 30, 1999

          Balance Sheets - July 1, 2000, June 30, 1999 and September 30, 1999

          Statements of Cash Flows - Nine months ended July 1, 2000 and June 30, 1999

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

Item 6.   Exhibits and Reports on Form 8-K


Signatures

Part I.   Financial Information
Item 1.

                                FRIEDMAN'S INC.
                        Consolidated Income Statements
                                  (Unaudited)
                   (In thousands, except per share amounts)


                                                               Three months ended                    Nine months ended
                                                           July 1,           June 30,           July 1,            June 30,
                                                            2000              1999 *             2000               1999 *
                                                        ---------------   ---------------    ---------------    ---------------
Net sales.............................................         $ 81,086          $ 66,503           $312,907           $253,298

Operating Costs and Expenses:
     Cost of goods sold including occupancy,
          distribution and buying.....................           42,710            35,715            164,700            132,667
     Selling, general and administrative..............           31,813            26,226            107,553             86,869
     Depreciation and amortization....................            2,458             1,581              7,001              4,510
                                                        ---------------   ---------------    ---------------    ---------------
Income from operations................................            4,105             2,981             33,653             29,252

Interest and other income from related party .........             (618)             (630)            (1,785)            (1,890)
Interest expense......................................            1,212               822              3,343              2,930
                                                        ---------------   ---------------    ---------------    ---------------
Income before income taxes............................            3,511             2,789             32,095             28,212
Income tax expense....................................            1,264             1,060             12,055             10,719
                                                        ---------------   ---------------    ---------------    ---------------
Net income............................................         $  2,247          $  1,729           $ 20,040           $ 17,493
                                                        ===============   ===============    ===============    ===============

Earnings per share - basic............................         $   0.16          $   0.12           $   1.39           $   1.19
                                                        ===============   ===============    ===============    ===============

Earnings per share - diluted..........................         $   0.16          $   0.12           $   1.39           $   1.19
                                                        ===============   ===============    ===============    ===============

Weighted average shares - basic.......................           14,453            14,655             14,439             14,648
Weighted average shares - diluted.....................           14,453            14,655             14,439             14,648


Number of stores open.................................              599               504                599                504



                See notes to consolidated financial statements.

 * Restated. See Note D of the notes to the consolidated financial statements

                                FRIEDMAN'S INC.
                          Consolidated Balance Sheets
              (In thousands, except per share and share amounts)


                                                                                    July 1,         June 30,       September 30,
                                                                                     2000            1999*             1999
                                                                                 --------------   -------------  ---------------
                                                                                            (Unaudited)               (Note)
Assets
Current Assets:
     Cash.....................................................................         $    835        $  1,101         $  1,076
     Accounts receivable, net of allowance for doubtful accounts of $15,013 at July 1, 2000, $11,960 at June 30, 1999 and $10,863 at
          September 30, 1999..................................................          123,700         101,954           97,780
     Inventories..............................................................          129,980         105,845          114,128
     Deferred income taxes....................................................            3,628           2,904            3,629
     Other current assets.....................................................            3,337           4,104            3,791
                                                                                 --------------   -------------  ---------------
          Total current assets................................................          261,480         215,908          220,404

Equipment and improvements, net...............................................           52,479          39,176           44,160
Notes receivable from related party...........................................                           25,000
                                                                                              -                                -
Tradename rights, net.........................................................            5,611           6,082            5,964
Other assets..................................................................            4,190           1,642            4,768
                                                                                 --------------   -------------  ---------------
          Total assets........................................................         $323,760        $287,808         $275,296
                                                                                 ==============   =============  ===============

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable.........................................................         $ 44,523        $ 29,554         $ 40,818
     Accrued liabilities......................................................           14,951           9,377           11,060
     Income taxes payable.....................................................            3,590           4,422            1,136
                                                                                 --------------   -------------  ---------------
          Total current liabilities...........................................           63,064          43,353           53,014

Bank debt.....................................................................           47,220          49,903           28,184
Deferred income taxes and other...............................................            1,944           1,419            2,194

Stockholders' Equity:
     Preferred stock, par value $.01, 10,000,000 shares authorized;
          and none issued.....................................................                -               -                -
     Class A common stock, par value $.01, 25,000,000 shares
          authorized, 13,261,807, 13,219,292 and 13,226,127 issued
          and outstanding at July 1, 2000, June 30, 1999 and
          September 30, 1999, respectively....................................              133              132             132
     Class B common stock, par value $.01, 7,000,000 shares
          authorized, 1,196,283, 1,196,283 and 1,196,283 issued and
          outstanding at July 1, 2000, June 30, 1999 and
          September 30, 1999, respectively....................................               12              12               12
     Additional paid-in-capital...............................................          118,725         118,491          118,543
     Retained earnings........................................................           93,842          75,617           74,417
     Stock purchase loans.....................................................           (1,180)         (1,119)          (1,200)
                                                                                 --------------   -------------  ---------------
          Total stockholders' equity..........................................          211,532         193,133          191,904
                                                                                 --------------   -------------  ---------------
          Total liabilities and stockholders' equity..........................         $323,760        $287,808         $275,296
                                                                                 ==============   =============  ===============

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

 * Restated. See Note D of the notes to the consolidated financial statements

                                FRIEDMAN'S INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                                        Nine months ended
                                                                                 July 1, 2000        June 30, 1999*
                                                                              ------------------   ------------------
Operating Activities:
     Net income.............................................................            $ 20,040             $ 17,492
     Adjustments to reconcile net income to cash
         provided by (used in) operating activities:
         Depreciation and amortization......................................               7,000                4,510
         Provision for doubtful accounts....................................              29,749               26,591
         Income from related party..........................................                (251)                   -
         Changes in assets and liabilities:
            Increase in accounts receivable.................................             (55,669)             (42,645)
            Increase in inventories.........................................             (15,852)                (259)
            Decrease (increase) in other assets.............................               1,033               (1,977)
            Increase in accounts payable and accrued liabilities............               8,892               22,203
                                                                              ------------------   ------------------
            Net cash provided by (used in) operating activities.............              (5,058)              25,915

Investing Activities:
     Additions to equipment and improvements................................             (13,845)              (6,914)
     Repayments of (payments for) employee stock purchases..................                  20               (1,119)
                                                                              ------------------   ------------------
            Net cash used in investing activities...........................             (13,825)              (8,033)

Financing Activities:
     Proceeds from (repayments of) bank borrowings..........................              19,036              (17,066)
     Proceeds from employee stock purchases and options exercised...........                 183                  225
     Payment of cash dividend...............................................                (577)                (183)
                                                                              ------------------   ------------------
            Net cash provided by (used in) investing activities.............              18,642              (17,024)
                                                                              ------------------   ------------------
Increase (decrease) in cash.................................................                (241)                 858
Cash, beginning of period...................................................               1,076                  243
                                                                              ------------------   ------------------
Cash, end of period.........................................................            $    835             $  1,101
                                                                              ==================   ==================



                See notes to consolidated financial statements.

 * Restated. See Note D of the notes to the consolidated financial statements

                                FRIEDMAN'S INC.

                  Notes to Consolidated Financial Statements

                                  (Unaudited)

                                 July 1, 2000


Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. Annual Report on Form 10-K for the year ended September 30, 1999.

Note B - Earnings per Share

     The dilutive effect of stock options on the diluted weighted average number of shares outstanding for the period was zero for the three months ended July 1, 2000 and June 30, 1999, respectively, and zero for the nine months ended July 1, 2000 and June 30, 1999, respectively.

Note C - Reclassifications

     Certain balances as of June 30, 1999 have been reclassified to conform to the current year financial statement presentation.

Note D - Change in Accounting Policy

     As more fully described in Note 2 to the Company's financial statements for the year ended September 30, 1999, the Company changed its revenue recognition policy for diamond and gold warranty products. The new policy recognizes revenue ratably over the estimated average life of such products and prior years' financial statements have been restated to reflect the effects of this change. For the three months ended June 30, 1999, the restatement increased previously reported net income and basic earnings per share by $146,000 and $0.01, respectively (reduction of $1.2 million and $0.08, respectively, for the nine months then ended). The estimated average life is an accounting estimate and is subject to adjustment based on actual trends and experience. For the current quarter, the Company adjusted the estimated average life and increased net income and basic earnings per share by $945,000 and $0.07, respectively. Changes in the estimated life are accounted for prospectively by recognizing the deferred revenue balance at the date the estimate is changed over the remaining estimated average life.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company changed its revenue recognition policy for diamond and gold bond warranty products in fiscal 1999. Prior years' financial statements have been restated to reflect the effects of this change and the discussion that follows reflects the effect of this change on the three and nine month periods ended June 30, 1999. The new policy recognizes revenue ratably over the estimated average life of such products, which estimated life was adjusted during the three month period ended July 1, 2000 (See Note D to Consolidated Financial Statements).

Three months ended July 1, 2000 compared to three months ended June 30, 1999
----------------------------------------------------------------------------

Results of Operations
---------------------

          Net sales increased 21.9% to $81.1 million for the three months ended July 1, 2000, from $66.5 million for the three months ended June 30, 1999. Comparable store net merchandise sales increased 6.4% for the three months ended July 1, 2000. Of the 21.9% increase in net sales, 2.5% of the increase is attributable to the change in the estimated average life for diamond and gold warranty products (See Note D to Consolidated Financial Statements).

     Cost of goods sold, including occupancy, distribution and buying, increased 19.6% to $42.7 million, or 52.7%, of net sales, for the three months ended July 1, 2000, versus $35.7 million, or 53.7% of net sales, for the three months ended June 30, 1999. The decrease as a percentage of net sales was primarily the result of leverage in occupancy costs associated with the increase in total net sales.

     Selling, general and administrative expenses increased 21.3% to $31.8 million for the three months ended July 1, 2000, from $26.2 million for the three months ended June 30, 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 39.2% of net sales for the three months ended July 1, 2000 from 39.4% for the three months ended June 30, 1999. The decrease as a percentage of net sales was primarily the result of higher net earnings derived from the Company's credit operations partially offset by an increase in operating expenses. The higher net earnings from credit operations was primarily the result of lower provision for bad debt expense as a percentage to net sales due to improvements in the overall accounts receivable currency and delinquency. The increases in operating expenses were primarily due to an increase in advertising expenditures and incentive compensation associated with Mother's Day promotions as compared to the comparable period in the prior year.

     Depreciation and amortization expenses increased 55.5% to $2.5 million for the three months ended July 1, 2000, from $1.6 million for the three months ended June 30, 1999. Depreciation and amortization expense as a percentage of net sales was 3.0% for the three months ended July 1, 2000 compared to 2.4% in the comparable period in the prior year. The increase in depreciation and amortization as a percentage of net sales was due primarily to expenses associated with the implementation of new computer software placed into service July 1, 1999 and new store displays. In general, depreciation and amortization expenses as a percentage of net sales may continue to increase as a result of additional investments in systems and infrastructure, but management does not believe that such potential increases represent a material continuing trend.

     Interest and other income from a related party decreased to $618,000 for the three months ended July 1, 2000 compared to $630,000 for the three months ended June 30, 1999. Management expects interest and other income from a related party to continue to decrease because of repayment of borrowings by Crescent Jewelers Inc. and its wholly owned subsidiary, Crescent Jewelers (collectively, "Crescent"). Crescent is affiliated with the Company through common ownership and management. This decrease will be partially offset by Crescent's payments to the Company of fees related to the Company's guaranty of Crescent's obligations under Crescent's credit facility. See "Liquidity and Capital Resources." Interest expense increased to $1.2 million for the three months ended July 1, 2000 compared to $0.8 million for the three months ended June 30, 1999. The increase in interest expense was due primarily to higher interest rates and loan amortization fees associated with the Company's new credit facility as compared to the same period in the prior year. See "Liquidity and Capital Resources."

     Net income increased by 30.0% to $2.2 million for the three months ended July 1, 2000 compared to $1.7 million for the three months ended June 30, 1999. Basic and diluted earnings per share increased 33.3% to $0.16 for the three months ended July 1, 2000 from $0.12 for the three months ended June 30, 1999. Basic and diluted weighted average common shares outstanding decreased 1.4% to 14,453,000 for the three months ended July 1, 2000 from 14,655,000 for the comparable period in the prior year.

Nine months ended July 1, 2000 compared to nine months ended June 30, 1999
--------------------------------------------------------------------------

Results of Operations
---------------------

          Net sales increased 23.5% to $312.9 million for the nine months ended July 1, 2000 from $253.3 million for the nine months ended June 30, 1999. Comparable store net merchandise sales increased 7.3% for the nine months ended July 1, 2000. Of the 23.5% increase in net sales, .7% of the increase is attributable to the change in the estimated average life for diamond and gold warranty products (See Note D to Consolidated Financial Statements).

     Cost of goods sold, including occupancy, distribution and buying, increased 24.1% to $164.7 million, or 52.6%, of net sales, for the nine months ended July 1, 2000 versus $132.7 million, or 52.4% of net sales, for the nine months ended June 30, 1999. The increase as a percentage of net sales was primarily the result of a lower merchandise gross margin rate offset slightly by lower store occupancy costs as a percentage of net sales. The lower merchandise gross margin rate was primarily due to higher sales of advertised, promotional and clearance merchandise as compared to the prior year primarily occurring in the Company's first fiscal quarter ended January 1, 2000. In general, cost of goods sold as a percentage of net sales may continue to increase as a result of the Company's merchandising and promotional activities, but management does not believe that such potential increases represent a material continuing trend.

     Selling, general and administrative expenses increased 23.8% to $107.6 million for the nine months ended July 1, 2000, from $86.9 million for the nine months ended June 30, 1999. As a percentage of net sales, selling, general and administrative expenses increased to 34.4% of net sales for the nine months ended July 1, 2000 from 34.3% for the nine months ended June 30, 1999. The increase as a percentage of net sales was primarily due to higher incentive payouts associated with the Company's incentive program compared to the comparable period last year.

     Depreciation and amortization expenses increased 55.2% to $7.0 million for the nine months ended July 1, 2000, from $4.5 million for the nine months ended June 30, 1999. Depreciation and amortization expense as a percentage of net sales was 2.2% for the nine months ended July 1, 2000 compared to 1.8% in the comparable period in the prior year. The increase in depreciation and amortization as a percentage of net sales was due primarily to expenses associated with the implementation of new computer software placed into service July 1, 1999 and new store displays. In general, depreciation and amortization expenses as a percentage of net sales may continue to increase as a result of additional investments in systems and infrastructure, but management does not believe that such potential increases represent a material continuing trend.

     Interest and other income from a related party decreased to $1.8 million for the nine months ended July 1, 2000 compared to $1.9 million for the nine months ended June 30, 1999. Management expects interest and other income from a related party to continue to decrease because of repayment of borrowings by Crescent Jewelers Inc. and its wholly owned subsidiary, Crescent Jewelers (collectively, "Crescent"). This decrease will be partially offset by Crescent's payments to the Company of fees related to the Company's guaranty of Crescent's obligations under Crescent's credit facility. See "Liquidity and Capital Resources." Interest expense increased to $3.3 million for the nine months ended July 1, 2000 compared to $2.9 million for the nine months ended June 30, 1999. The increase in interest expense was due primarily to higher interest rates and loan amortization fees associated with the Company's new credit facility as compared to the same period in the prior year.

     Net income increased by 14.6% to $20.0 million for the nine months ended July 1, 2000 compared to $17.5 million for the nine months ended June 30, 1999. Basic and diluted earnings per share increased 16.8% to $1.39 for the nine months ended July 1, 2000 from $1.19 for the nine months ended June 30, 1999. Basic and diluted weighted average common shares outstanding decreased 1.4% to 14,439,000 for the nine months ended July 1, 2000 from 14,648,000 for the comparable period in the prior year.

Liquidity and Capital Resources
-------------------------------

     During the nine months ended July 1, 2000, net cash used by the Company's operating activities was $5.1 million compared to $25.9 million provided by operations for the nine months ended June 30, 1999. For the nine months ended July 1, 2000, cash was used by operations to fund increased net inventory levels, including accounts payable, and customer accounts receivables offset slightly by increases in net income.

     Investing activities used cash of $13.8 million for the nine months ended July 1, 2000 compared to $8.0 million during the nine months ended June 30, 1999. The increase was due primarily to a $1.5 million investment in new store displays and the addition of 68 new stores for the nine months ended July 1, 2000 compared to 33 new stores for the comparable period in the prior year. In December 1998, the Company made loans, maturing in 2003 and amounting to $1.1 million to certain directors, officers and employees of the Company to purchase shares of the Class A Common Stock of the Company.

     Financing activities provided $18.6 million of cash for the nine months ended July 1, 2000 compared to $17.0 million used in financing activities for the nine months ended June 30, 1999. This cash was mostly provided from bank borrowings for the nine months ended July 1, 2000 versus the repayment of bank borrowings for the nine months ended June 30, 1999.

     The Company has a three year $67.5 million senior secured revolving credit facility maturing on September 15, 2002. Borrowings under the credit facility bear interest at either the federal funds rate plus 0.5%, the prime rate or, at the Company's option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on a calculation of the combined leverage ratio of the Company and Crescent. The facility contains certain financial covenants and is secured by certain of the Company's assets. At July 1, 2000, $47.2 million was outstanding under the new facility, with interest accruing on such borrowings in a range from 7.5% to 9.5%. Management believes that the Company's credit facility will be sufficient to fund the Company's working capital requirements through fiscal 2000.

     In connection with its credit facility, the Company agreed to provide certain credit enhancements and to guaranty the obligations of Crescent under its $112.5 million senior secured revolving credit facility. In consideration for this guaranty, Crescent makes quarterly payments to the Company in an amount equal to 2% per annum of the outstanding obligations of Crescent under its credit facility during the preceding fiscal quarter. In further consideration of this guaranty, Crescent issued the Company a warrant to purchase 7,942,904 shares of Crescent's non-voting Class A Common Stock, or approximately 50% of the capital stock of Crescent on a fully diluted basis, for an exercise price of $500,000.

     On October 15, 1999 and January 15, 2000, a quarterly dividend of $0.0125 per share, or $180,000, was paid to stockholders of record of the Company at the close of business on September 30, 1999 and December 31, 1999, respectively. Additionally, on April 17, 2000 a quarterly dividend of $0.015 per share, or $217,000 was paid to stockholders of record as of March 31, 2000. On May 16, 2000, a quarterly dividend of $0.015 per share was declared, payable on July 15, 2000, to stockholders of record as of June 30, 2000.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's market risk is limited to fluctuations in interest rates as it pertains to the Company's borrowings under its credit facility. The Company pays interest on borrowings at either the federal funds rate plus 0.5%, the prime rate or, at the Company's option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. If the interest rates on the Company's borrowings average 100 basis points more in fiscal 2000 than they did in fiscal 1999, the Company's interest expense would increase and income before income taxes would decrease by $534,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company's borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes. The market risk of the Company's interest rate as of July 1, 2000 has not materially changed since September 30, 1999.

Part II. Other Information



Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the three month period ended July 1, 2000.

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

   27     Financial Data Schedule (for SEC use only)

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2000.




                                       FRIEDMAN'S INC.

                                  By:  /s/ Victor M. Suglia
                                       ---------------------------------
                                       Victor M. Suglia
                                       Senior Vice President and Chief
                                       Financial Officer