Form 10-K
period 2000-09-30
FRIEDMANS INC
filed 2000-12-28
CIK 911004

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ----------

                                   FORM 10-K

                                  ----------
(Mark One)

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 2000

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ___

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ____
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") was $63,106,282 at December 15, 2000, based on the closing sale price of $4.75 per share for the Class A Common Stock on such date on the Nasdaq National Market.

     The number of shares of the registrant's Class A Common Stock outstanding at December 15, 2000, was 13,285,533. The number of shares of the registrant's Class B Common Stock outstanding at December 15, 2000, was 1,196,283.

                      Documents Incorporated by Reference

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on March 1, 2001, are incorporated by reference in Part III.
================================================================================

                                Friedman's Inc.
                          Annual Report on Form 10-K
                 For the Fiscal Year Ended September 30, 2000

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

ITEM 1. BUSINESS.

General

     Friedman's is a specialty retailer of fine jewelry and, as of the 2000 Christmas season, operated 634 stores in 21 states primarily in the southeastern United States. The Company positions itself as "The Value Leader(R)" of specialty retail fine jewelry by offering competitive prices, a broad merchandise selection and a high level of customer service that appeals to its target market of low to middle income consumers aged 18 to 45 years old. The Company's real estate expansion strategy focuses primarily on opening new stores in power strip centers in small cities and towns. Friedman's believes it has developed a distinctive franchise based on its value orientation, loyal customer base and strong name recognition, having served the southeast since 1920.

Store Locations

     The Company plans to continue its store expansion by opening new stores in both existing and new markets, focusing primarily on power strip centers with selective expansion into regional malls. The Company typically expands from existing markets into contiguous new markets and attempts to concentrate its stores within a market in order to leverage advertising and supervisory costs. The Company defines power strip centers as shopping centers which are anchored by major discount retailers such as Wal-Mart, Target or K-Mart and often include other mass merchandisers.

     The following table sets forth the Company's store openings and closings for its last five fiscal years:

                                                                 Fiscal Year Ended
                                                                   September 30,

                                          2000          1999          1998          1997          1996
                                          ----          ----          ----          ----          ----
Number of Stores
   Beginning of Period...........          531           471           384           301           215
   Opened........................           99            80            95            90            90
   Closed........................           11            20             8             7             4
                                          ----          ----          ----          ----          ----
   Total at Period End...........          619           531           471           384           301
                                          ====          ====          ====          ====          ====

Percentage growth over prior period       16.6%         12.7%         22.7%         27.6%         40.0%

     The Company's general policy is to allow a new store two Christmas seasons to attain the profitability and sales goals set by the Company before it will consider closing the store.

     As of September 30, 2000, the Company operated 619 stores in 21 states. The following table provides information regarding the location by state and number of stores operated by the Company at the end of the Company's last five fiscal years.

                                                                      September 30,
                                                                      -------------
State                                     2000            1999            1998            1997            1996
-----                                     ----            ----            ----            ----            ----
Georgia.......................             82              77              68              61              58
North Carolina................             72              66              57              54              50
South Carolina................             51              48              42              38              34
Virginia......................             51              44              38              22              14
Texas.........................             51              37              30              22               8
Tennessee.....................             46              40              35              23              16
Florida.......................             42              35              25              21              19
Alabama.......................             38              31              24              18              17
Kentucky......................             31              23              20              16              12
Louisiana.....................             27              24              23              22              21
Mississippi...................             27              23              21              21              21
Arkansas......................             23              19              18              13               8
Indiana.......................             20               8               6               5               2
Maryland......................             17              16              19              11               1
Oklahoma......................             13              12              14              13               6
West Virginia.................              8               6               6               1               1
Ohio..........................              7               7               7               7               5
Missouri......................              6               8              10               9               6
Illinois......................              4               4               4               4               1
Delaware......................              2               2               2               2               0
Pennsylvania..................              1               1               1               0               0
Iowa..........................              0               0               1               1               1
                                         ----            ----            ----            ----            ----
     Total....................            619             531             471             384             301
                                         ====            ====            ====            ====            ====

     For the 2000 Christmas selling season, the Company operated 634 stores of which 412 stores were in power strip centers and 222 stores were in regional malls.

Crescent Jewelers

     As part of the Company's overall business strategy, the Company has maintained since 1996 a strategic relationship with Crescent Jewelers, an affiliate of the Company. Crescent Jewelers ("Crescent") is a specialty retailer of fine jewelry based in Oakland, California, and operated a total of 152 stores in seven western states for the 2000 Christmas season. Management believes that Crescent is strategically located in one of the largest and fastest growing markets in the United States, operating significantly more stores in the state of California than its nearest competitor. As part of its relationship, Friedman's and Crescent entered into agreements under which Friedman's provides Crescent with accounting and information technology support, along with certain other back office processing services.

     In November 2000, the Company and Crescent Jewelers jointly announced the successful launch of their e-commerce websites (www.friedmans.com and www.crescentonline.com). The sites feature a wide assortment of approximately 500 items, as well as features that combine the convenience of the online experience with certain features of the in-store experience.

     See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," the information incorporated by reference into Item 13. "Certain Relationships and Related Transactions" and Note 7 to the Notes to the Consolidated Financial Statements.

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

Credit Operations

     The Company's credit programs are an integral part of its business strategy. Approximately 53% of the Company's net merchandise sales in fiscal 2000 were generated by credit sales on the Company's proprietary credit cards. Opening a credit account allows Friedman's sales personnel to build relationships with customers that the Company believes engender customer loyalty and facilitate repeat purchases. To support this strategy, the Company has developed a standardized scoring model and system for extending credit and collecting accounts receivable according to its strict credit disciplines. Credit applications are processed at each store, which provides customers access to convenient credit. The Company encourages its credit customers to make monthly payments in person at a store and the majority do so, generating store traffic, encouraging additional purchases and strengthening customer relationships. The Company also accepts major credit cards and accounts for these credit card purchases as cash sales.

     Consistent with industry practice, Friedman's encourages the purchase of credit insurance products in connection with sales of merchandise on credit. The Company sells such products as an agent for a third-party insurance company and maintains a reinsurance contract with the insurance company.

     As of September 30, 2000, the Company had 304,687 credit accounts with an average net principal balance per account of approximately $401.

     Credit Extension. As a customer service and control measure, credit applications, references and credit bureau reports are evaluated by store personnel using the Company's proprietary computer-based credit scoring model. The system allows the Store Partner to assess the risk level for each customer on a statistically objective basis and assists the Company in determining the appropriate credit limit as well as stipulations regarding the type of credit contract, suggested down payment and terms for which the customer is eligible. Compliance with Company policies is reviewed and non-compliance addressed daily.

     Collections. Collection of accounts is, to a large extent, managed at the store level. Accounts are processed five times each month in the Company's central office. An installment contract is considered delinquent if the customer is seven days past due, but the customer only begins to incur a late charge when the account is 14 days past due. The Company uses a third party vendor to send notices to past due customers twice a month if payment has not been received. Each notice carries a progressively stronger collection message. After the first two notices are sent, the collection activity is assumed by the originating store and consists of continued late payment notices and collection calls made by the store personnel. When the Company deems it appropriate, the supervisor (Senior Partner) may approve legal action, such as pursuing remedies in small claims or other courts.

     The Company's policy is generally to write-off in full any credit account receivable if no payments have been received for 120 days for stores opened prior to July 1, 1999, any credit accounts receivable if no payments have been received for 90 days for stores opened after June 30, 1999 and any other credit accounts receivable, regardless of payment history, if judged uncollectible (for example, in the event of fraud in the credit application or bankruptcy). The Company maintains an allowance for uncollectible accounts based in part on historical experience. As of September 30, 2000, the allowance was maintained at 10% of the accounts receivable balance. The Company expects that any downturn in general economic conditions in the markets in which it operates would adversely affect its collection of outstanding credit accounts receivable.

     The following table presents certain information related to the Company's credit operations for the last five fiscal years:

                                                                Fiscal Year Ended September 30,
                                                                -------------------------------
                                            2000            1999            1998            1997            1996
                                            ----            ----            ----            ----            ----
                                         (in thousands, except for percentages and information relating to customer accounts)
Revenues attributable to credit
 sales/(1)/........................       $241,407        $199,965        $171,324        $145,703        $119,981
Accounts receivable/(2)/...........       $135,682        $108,642        $ 95,972        $ 82,678        $ 68,491
Credit sales as a percentage of
 net merchandise sales.............           52.6%           53.7%           55.0%           56.9%           58.8%

Receivable revenues/(3)/...........       $ 53,912        $ 42,759        $ 33,417        $ 27,156        $ 20,409
Provision for doubtful accounts....       $ 36,571        $ 33,942        $ 29,767        $ 22,892        $ 15,594
Gross income before credit
 expenses..........................       $ 17,341        $  8,817        $  3,650        $  4,264        $  4,815

Gross yield before credit
 expenses/(4)/.....................           13.0%            7.8%            3.5%            4.9%            7.0%


Active number of customer
 accounts..........................        304,687         258,672         244,903         225,701         190,547
Balance per customer account/(5)/         $    401        $    378        $    351        $    330        $    323
Average credit ticket..............       $    250        $    221        $    204        $    200        $    192
Average accounts receivable/(6)/...       $133,030        $113,383        $103,609        $ 87,406        $ 68,736
Average monthly collection
 percentage........................           12.0%           12.0%           11.2%           11.1%           11.4%
Net charge-offs as a percentage of
 net sales/(7)/....................            9.1%           10.8%           10.8%           10.0%            7.8%
Net charge-offs as a percentage of
 credit revenues/(7)/..............           14.2%           16.6%           16.3%           14.8%           11.4%
Allowance for doubtful accounts as
 a percentage of accounts
 receivable........................           10.0%           10.0%           10.5%           10.0%           10.0%
Accounts receivable greater than
 90 days past due/(8)/.............            5.7%            4.7%            7.1%            7.7%            9.1%
Accounts receivable less than
 30 days past due/(8)/.............           85.6%           83.8%           80.5%           79.8%           77.9%

__________________
(1) Revenues attributable to credit sales constitute merchandise sold pursuant to the Company's proprietary credit program as well as earned finance charges, product warranties and credit insurance.
(2) Accounts receivable is stated net of unearned finance charges, diamond and gold bond product warranties and credit insurance.
(3) The sum of finance charge income, insurance commissions and other credit revenues.
(4) Reflected as a percentage of average accounts receivable, net of unearned finance charges, diamond and gold bond product warranties and credit insurance.
(5) Average customer account balance as of September 30, net of allowance for doubtful accounts.
(6) Represents the average accounts receivable balance outstanding during the fiscal year.
(7) Includes the accelerated write-off of specific accounts aggregating $2.7 million associated with a change in the Company's credit policy effective September 30, 1998. Excluding this change in credit policy, net charge-offs as a percentage of net sales and credit revenues were 9.8% and 14.8%, respectively, for the fiscal year ended September 30, 1998.

(8)  Reported on a recency basis.

     The Company's policy is to review delinquency and net write-offs on a monthly basis and adjust the provision for doubtful accounts so that the accounts are stated at estimated net realizable value.

Store Management

     Each of the Company's stores is operated under the direction of a Store Partner, a title which reflects the Company's philosophy that each store should be operated as an independent business unit to the greatest extent possible. Store Partners are responsible for the management of all store-level operations including sales, credit extension and collection, and payroll and personnel matters. Store Partners are assisted by a staff which includes an assistant manager and two to five sales associates. The Company operates a manager training and development program, which is one of the principal sources for future Store Partners. Sales associates are provided with written manuals containing Company policies and procedures and other training materials and are also trained on-site by supervisory personnel. Fifty-three "Senior Partners," each responsible for approximately 12 stores, and eight "District Partners," each responsible for approximately four stores including their own, oversee the operations of the Company's stores and evaluate the performance of the Store Partners. Senior Partners report to fifteen Regional Vice Presidents, each responsible for approximately 20 to 60 stores, and five Division Presidents, each responsible for approximately 100 to 200 stores. Senior Partners, Regional Vice Presidents and Division Presidents interact on a daily basis with the Company's senior management to review individual store performance. The Company believes that its decentralized store management structure enables senior management, Senior Partners, Regional Vice Presidents and Division Presidents to focus on the Company's daily operating disciplines and the needs of its target customers while allowing the Company to continue expanding.

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

     The Company's principal advertising vehicles consist of direct mailings, promotions within stores, television and radio commercials, local and regional newspaper advertisements and advertising circulars. The Company believes that increasing store density in its major advertising markets enhances the efficiency of its advertising activities and lowers overall advertising costs on a per store basis.

Merchandising

     Each Friedman's store offers a wide variety of affordable jewelry products, including diamonds, gemstones, rings, gold jewelry and chains, watches and other fine jewelry. The Company principally sells diamonds and gemstones, and for fiscal 2000, 1999 and 1998, these products represented approximately 70.1%, 71.4% and 67.1%, respectively, of the Company's net merchandise sales. Friedman's stores offer a broad range of diamonds up to one carat and occasionally place special orders for larger diamonds.

     The gold jewelry sold in the Company's stores is primarily 10 and 14 karat, and for fiscal 2000, 1999 and 1998, these products represented approximately 23.0%, 19.3% and 22.8% of the Company's net merchandise sales.

     Sales of wedding-related products accounted for approximately 32.5%, 34.8% and 32.7% of the Company's net merchandise sales in fiscal 2000, 1999 and 1998, respectively. Although the Company's wide range of products and prices is designed to appeal to a broad customer base, its wedding-related and other products particularly attract young adults.

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

Systems and Controls

     The Company's management information systems utilize an IBM AS/400-based system. The management information systems use customized software which was specifically designed for the retail jewelry industry. The Company also utilizes a retail enterprise, state-of-the-art software system that significantly enhances the Company's ability to plan, manage, allocate, control and distribute its inventories. The systems also enable management to monitor the Company's credit operations. Supervisors and senior management can review and analyze credit activity by store, amount of sale, terms of sale or employees who approved the sale. The entire credit extension and collection process is automated and the system maintains all customer data to facilitate future credit transactions.

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

     The Company is the sole retail jewelry store in the majority of the power strip centers in which it operates. However, Friedman's power strip center stores face competition from small, independent jewelers in the local area. The Company believes that its ability to offer greater breadth and depth of product selection, generally lower prices, more extensive advertising and promotion and proprietary customer credit programs provides Friedman's with a competitive advantage over these local jewelers.

     The Company's mall stores compete with major national jewelry chains, such as Zale Corporation, which includes the Zale's, Gordon's and Piercing Pagoda operations; Sterling, Inc., which includes Kay Jewelers; Whitehall Jewelers, Inc; Helzberg's Diamond Shops, Inc.; regional jewelry chains; independent jewelers, and major department stores. Typically, one or more of these competitors are located in the same regional mall as the Company's mall stores. In addition, recently some of the Company's competitors have established non-mall based stores in major metropolitan areas which offer a large selection of jewelry products. The Company also competes with catalog showrooms, discount stores, direct suppliers, home-shopping television programs and jewelry retailers who make sales through Internet sites, as well as credit card companies and other providers of consumer credit. Certain of the Company's competitors are substantially larger and have greater financial resources than the Company. The Company also believes that it competes for consumers' discretionary spending dollars with retailers that offer merchandise other than fine jewelry. The foregoing competitive conditions may adversely affect the Company's revenues, profitability and ability to expand.

Tradename

     The Company, or its predecessors, have been doing business under the "Friedman's Jewelers" tradename for approximately 80 years. The Company also uses the "Regency Jewelers" tradename in three locations as of September 30, 2000. The Company first began use of this tradename in 1979 when the Company opened a second retail jewelry store in the same mall, but decided it did not want to operate both stores under the same tradename.

Employees

     As of September 30, 2000, the Company had 4,193 employees. None of the Company's employees are members of unions. The Company believes that its relations with its employees are good.

Government Regulations

     The extension of credit to consumers is a highly regulated area of the Company's business. Numerous federal and state laws impose disclosure and other requirements upon the Company's origination, servicing and enforcement of credit accounts. These laws include the Federal Truth in Lending Act, Equal Credit Opportunity Act and Federal Trade Commission Act. State laws can impose limitations on the maximum amount of finance charges that may be charged by a credit provider, such as Friedman's, and also impose other restrictions on creditors (including restrictions on collection and enforcement) in consumer credit transactions. Friedman's periodically reviews its contracts and procedures for compliance with consumer credit laws with a view to making any changes required to comply with such laws. Failure on the part of the Company to comply with such laws could expose it to substantial penalties and claims for damages and, in certain circumstances, may require the Company to refund finance charges already paid, and to forego finance charges not yet paid under non-complying contracts. Management believes that the Company is in material compliance with such laws.

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

     The Company also leases the buildings in which its headquarters is located. The Company paid rent of approximately $225,000 in fiscal 2000 for use of the space it occupies in these buildings. The buildings in which the Company's headquarters is located contain approximately 34,500 square feet of office and administrative space.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in certain legal actions arising in the ordinary course of business, but management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on Friedman's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 30, 2000.

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

                                                        High       Low
                                                        ----       ---
Fiscal Year Ended September 30, 2000
------------------------------------

     First Quarter...............................       $8.50     $5.88
     Second Quarter..............................       $7.88     $5.38
     Third Quarter...............................       $7.06     $4.94
     Fourth Quarter..............................       $6.00     $4.88


                                                         High     Low
                                                         ----     ---
Fiscal Year Ended September 30, 1999
------------------------------------

     First Quarter...............................       $10.00    $5.00
     Second Quarter..............................       $13.25    $7.88
     Third Quarter...............................       $10.75    $7.88
     Fourth Quarter..............................       $10.00    $8.00

     As of December 15, 2000, the closing price per share on the Nasdaq National Market was $4.75.

Holders

     As of December 15, 2000, there were approximately 71 record holders of the Class A Common Stock and two record holders of the Class B Common Stock. The Company estimates that there are approximately 2,300 beneficial owners of the Class A Common Stock.

Dividend Policy

     The Company paid a cash dividend of $0.0125 per share of Class A Common Stock and Class B Common Stock in each of the first two fiscal quarters of 2000 and $0.015 per share in each of the last two fiscal quarters of 2000. Future dividends, if any, will be determined by the Board of Directors and will be based upon the earnings, capital requirements and operating and financial condition of the Company, among other factors, at the time any such dividends are considered. The Company's ability to pay dividends in the future is restricted by its credit facilities, which prescribe certain income and asset tests that affect the amount of any dividend payments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 2 of Notes to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA.

        The following statement of income and balance sheet data for fiscal years ended September 30, 1996 through September 30, 2000 were derived from the audited Consolidated Financial Statements of the Company. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.


                                                                       Fiscal Year Ended September 30,
                                                    ---------------------------------------------------------------------
                                                         2000          1999          1998           1997           1996
                                                         ----          ----          ----           ----           ----
                                                           (Dollars in thousands, except share and per share amounts)
Statement of Income Data:

Net sales........................................  $   377,277   $   308,385   $   259,146    $   214,255    $   173,717
Cost of goods sold, including occupancy,
   distribution and buying........................      200,572       163,983       135,412        109,352         87,863
Selling, general and administrative
   expenses.......................................      133,316       110,665       100,506         71,127         55,693
Depreciation and amortization.....................        9,479         6,379         5,269          4,177          3,321
Interest (income) expense, net....................        2,388         1,421           874           (665)         2,197
                                                    -----------   -----------   -----------    -----------    -----------
Income before extraordinary item, income taxes
   and minority interest (1)......................       31,521        25,937        17,085         30,264         24,643
Income tax expense................................       11,849         9,454         6,491         11,498          9,383
                                                    -----------   -----------   -----------    -----------    -----------
Minority interest                                           (31)           --            --             --             --
                                                    -----------   -----------   -----------    -----------    -----------
Income before extraordinary item..................       19,704        16,483        10,594         18,766         15,260
Extraordinary item (net of taxes) (1).............           --            --            --             --         (1,696)
                                                    -----------   -----------   -----------    -----------    -----------
Net income........................................  $    19,704   $    16,483   $    10,594    $    18,766    $    13,564
                                                    ===========   ===========   ===========    ===========    ===========
Basic earnings per share before extraordinary
   item...........................................  $      1.36   $      1.13   $      0.72    $      1.30    $      1.19
Diluted earnings per share before extraordinary
   item...........................................  $      1.36   $      1.13   $      0.72    $      1.29    $      1.17
Weighted average common shares
   outstanding -basic.............................   14,445,000    14,590,000    14,620,000     14,408,000     12,779,000
Weighted average common shares
   outstanding -diluted...........................   14,445,000    14,590,000    14,762,000     14,539,000     13,031,000

Other Operating Data:

Number of stores (end of periods).................          619           531           471            384            301
Percentage increase in number of stores
   (end of periods)...............................         16.6%         12.7%         22.7%          27.6%          40.0%
Percentage increase (decrease) in comparable
   store sales (2)................................          6.9%          8.7%         (1.1%)         (1.5%)          2.9%
Income from operations as a percentage  of net
   sales..........................................          9.0%          8.9%          6.9%          13.8%          15.5%
Net income as a percentage  of net sales..........          5.2%          5.3%          4.1%           8.8%           7.8%



                                                         2000          1999          1998           1997           1996
                                                         ----          ----          ----           ----           ----
Balance Sheet Data:

Accounts receivable, net..........................  $   122,168   $    97,780   $    85,900    $    74,410    $    61,614
Inventories.......................................      121,607       113,095       105,586         78,683         64,307
Working capital...................................      196,260       167,390       175,865        124,963        121,245
Total assets......................................      318,434       274,263       267,547        221,786        174,618
Long-term debt....................................       48,430        28,184        66,969         19,397             --
Stockholders' equity .............................      211,027       191,904       178,514        170,051        146,358

_____________________________

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     As used herein, the terms "fiscal 2000," "fiscal 1999" and "fiscal 1998" refer to the Company's fiscal years ended September 30, 2000, 1999 and 1998, respectively.

Results of Operations

     The following table sets forth certain percentage relationships based on the Company's Consolidated Income Statements for the periods indicated.


                                                                          Fiscal Year Ended September 30,
                                                                          -------------------------------
                                                                             2000       1999        1998
                                                                            ------     ------      ------
     Net sales........................................................      100.0%     100.0%       100.0%
     Cost of goods sold including occupancy,
         distribution and buying......................................       53.2       53.2         52.3
     Selling, general and administrative expenses/(1)/................       35.3       35.9         38.8/(1)/
     Depreciation and amortization....................................        2.5        2.1          2.0
     Interest (income) expense........................................        0.7        0.5          0.3
                                                                            -----      -----      -------
     Income before income taxes.......................................        8.4        8.3          6.6
     Income tax expense...............................................        3.1        3.0          2.5
                                                                            -----      -----      -------
     Net income.......................................................        5.2%       5.3%         4.1%
                                                                            =====      =====      =======

     _____________________________

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

Fiscal Year 2000 Compared to Fiscal Year 1999

     Net sales increased 22.3% to $377.3 million in the fiscal year ended September 30, 2000, from $308.4 million in the fiscal year ended September 30, 1999. Sales growth resulted from a comparable store sales increase of 6.9% and a net addition of 88 new stores.

     Cost of goods sold, including occupancy, distribution and buying, increased 22.3% to $200.6 million for fiscal 2000 versus $164.0 million in fiscal 1999. As a percentage of net sales, cost of goods sold remained unchanged at 53.2%, reflecting increased cost of merchandise goods sold offset by lower store occupancy costs.

     Selling, general and administrative expenses increased 20.5% to $133.3 million for fiscal 2000 from $110.7 million in fiscal 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 35.3% in fiscal 2000 from 35.9% in fiscal 1999. This improvement in selling, general and administrative expenses as a percentage of net sales in fiscal 2000 was primarily due to lower net charge-offs of customer credit accounts as compared to the prior year. Net charge-offs as a percentage of credit revenues were 14.2% for fiscal 2000 compared to 16.6% for fiscal 1999. The Company does not expect the decrease in selling, general and administrative expenses as a percentage of net sales to constitute a continuing material trend.

     Depreciation and amortization expenses increased 48.6% to $9.5 million in fiscal 2000 from $6.4 million in fiscal 1999. Depreciation and amortization expense as a percentage of net sales was 2.5% in fiscal 2000 compared to 2.1% in fiscal 1999. The increase in depreciation and amortization expense as a percentage of net sales was due primarily to expenses associated with the implementation of new computer software placed into service July, 1 1999, and store displays placed into service to support new merchandising programs and initiatives. In general, depreciation and amortization expenses as a percentage of net sales may continue to increase as a result of additional investments in systems and infrastructure.

     Interest income from a related party decreased to $2.4 million in fiscal 2000 compared to $2.5 million in fiscal 1999. As a percentage of net sales, interest income from a related party decreased to 0.6% in fiscal 2000 compared to 0.8% in fiscal 1999. Interest income consists primarily of payments by Crescent Jewelers to the Company of fees related to the Company's guaranty of Crescent's obligations under Crescent's credit facility. See "Liquidity and Capital Resources." Interest expense increased to $4.8 million in fiscal 2000 compared to $3.9 million in fiscal 1999. As a percentage of net sales, interest expense remained unchanged at 1.3% of net sales in fiscal 2000 and fiscal 1999, respectively. The fiscal 2000 increase in interest expense was due primarily to higher average outstanding borrowings on the Company's line of credit and an increase in the Company's effective interest rate. The increase in the effective interest rates was caused primarily by an increase in interest rates generally charged by lenders throughout the economy. See "Liquidity and Capital Resources."

     Income tax expense increased 25.3% to $11.8 million in fiscal 2000 from $9.5 million in fiscal 1999. The Company's effective income tax rate increased to 37.6% in fiscal 2000 from 36.5% in fiscal 1999.

     Net income increased by 19.5% to $19.7 million in fiscal 2000 compared to $16.5 million in fiscal 1999 primarily as a result of increases in net sales and lower selling, general and administrative expenses as a percentage of net sales. The positive effect of those items on net income was partially offset by increases in depreciation and amortization expense, net interest expense and a higher effective income tax rate.

     Basic and diluted earnings per share increased 20.4% to $1.36 in fiscal 2000 from $1.13 in fiscal 1999. Basic and diluted weighted average common shares outstanding decreased 1.0% to 14,445,000 in fiscal 2000 from 14,590,000 in fiscal 1999.

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

Liquidity and Capital Resources

  During fiscal 2000, net cash used in the Company's operating activities was $1.9 million compared to net cash provided by operating activities of $29.6 million during fiscal 1999 and net cash used in operating activities of $33.7 million during fiscal 1998. For fiscal 2000 and fiscal 1998, cash used in operations was the result of growth in accounts receivable and net inventory levels including accounts payable, which for fiscal 2000 was offset partially by improved earnings. For fiscal 1999, cash provided by operating activities was favorably impacted by improved earnings and lower net inventory levels including accounts payable, offset slightly by an increase in customer accounts receivable. To the extent that the Company continues to expand rapidly, it will continue to experience significant increases in credit sales and related increases in customer accounts as well as increases in inventories, which will likely result in a net use of cash from operations.

  Investing activities used cash of $18.4 million in fiscal 2000, compared to cash provided of $10.1 million in fiscal 1999 and cash used of $11.8 million in fiscal 1998. The Company added 88 net new stores in fiscal 2000 at a cost of approximately $11.0 million and invested $3.7 million in store re-modeling and store relocations. In addition, the Company invested $2.5 million in store displays to support its new merchandising programs and initiatives and $1.2 million on the implementation of the Company's e-commerce web-site. In fiscal 1999, at a cost of $2.2 million, the Company implemented a new "enterprise-wide" computer system. The Company also invested $11.5 million for the addition of 60 net new stores in fiscal 1999. During fiscal 1999, the Company was repaid $25 million it had invested in Crescent. The Company made this investment in August 1996. Part of the investment was in the form of a $20 million convertible senior subordinated secured loan (the "Term Loan") and a $5 million senior subordinated convertible note (the "Notes") issued by Crescent pursuant to a previously entered into standby purchase commitment. During fiscal 1999, the Company also issued loans, maturing in 2003 and amounting to $1.2 million to certain directors, officers and employees of the Company to purchase shares of the Class A Common Stock of the Company. The Company invested $11.8 million in 1998 for the net addition of 87 stores.

  Financing activities provided cash of $19.7 million in fiscal 2000 and $45.0 million in fiscal 1998 compared to a use of cash of $38.9 million in fiscal 1999. During fiscal 2000, the Company increased bank borrowings by $20.2 million primarily to finance new stores, the launch of its e-commerce website and other capital spending and paid dividends of $0.8 million. During fiscal 1999 and 1998, the Company had bank repayments of $38.8 million and bank borrowings of $47.6 million, respectively. At September 30, 2000, the Company had $19.1 million available under its $67.5 million senior secured revolving credit facility.

  On September 15, 1999, the Company entered into a three year $67.5 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at either the federal funds rate plus 0.5%, the prime rate or, at the Company's option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on a calculation of the combined leverage ratio of the Company and Crescent. The facility contains certain financial covenants and is secured by certain of the Company's assets. The Company used the proceeds from the credit facility together, with the proceeds from the repayment of its $25 million investment in Crescent, to repay in full all of its obligations under its then existing credit facilities. At September 30, 2000, $48.4 million was outstanding under the facility, with interest accruing on such borrowings in a range from 8.37% to 9.5%.

  In connection with the credit facility, the Company agreed to provide certain credit enhancements and to guaranty the obligations of Crescent under its $112.5 million senior secured revolving credit facility. In consideration for this guaranty, Crescent makes quarterly payments to the Company in an amount equal to 2% per annum of the outstanding obligations of Crescent under its credit facility during the preceding fiscal quarter. In further consideration of this guaranty, Crescent issued the

Company a warrant to purchase 7,942,904 shares of Crescent's non-voting Class A Common Stock, or approximately 50% of the capital stock of Crescent on a fully diluted basis, for an exercise price of $500,000.

     The Company's current plans are to have between 700 and 725 stores in operation for the 2001 Christmas season. The capital required to fund this expansion, principally to finance inventory, fixtures and leasehold improvements, is estimated to be $26.0 million and is intended to be provided by cash flow from operations and the Company's revolving credit facility.

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

New Accounting Standards


     The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on October 1, 2000. FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not employ any derivative instruments and, therefore, Statement 133 did not have an effect on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission released Staff
Accounting Bulletin No. 101 " Revenue Recognition." ("SAB 101").   This bulletin
provides guidance on the recognition, presentation and disclosure of revenue in financial statements. This bulletin will be effective in fiscal 2000. The Company expects the adoption of SAB 101 will not have a material impact on its financial position or results of operations.

                     FACTORS AFFECTING FUTURE PERFORMANCE

Our growth may place a strain on our resources and may affect adversely the results of our operations.

          The number of stores we operate has increased greatly during the past three years. For example, we opened approximately 70 net new stores from January to December 2000. We intend to continue to expand our store base during fiscal 2001. The success of our expansion program will depend on the performance of our existing stores, our ability to find suitable store locations and our ability to hire and train qualified store personnel. We anticipate that there will continue to be significant competition among specialty retailers for desirable store sites and qualified personnel. Furthermore, if our operations fail to generate sufficient cash flow, we may require additional capital to finance our planned expansion. Our growth has placed, and will continue to place, significant demands on all aspects of our business, including our management information and distribution systems and personnel. For these reasons, we may not be successful in continuing our growth or successfully managing our growth which could result in a reduction in our historical revenue growth or an increase in cost of goods sold which would directly and adversely affect our earnings. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Our industry is highly competitive, and we may fall behind our competitors.

     The retail jewelry business is mature and highly competitive. Our retail jewelry business competes with national and regional jewelry chains, as well as with local independently owned jewelry stores and chains. We also compete with other types of retailers who sell jewelry and gift items, such as department stores, catalog showrooms, discounters, direct mail suppliers, television home shopping networks and jewelry retailers who make sales through Internet sites. Our credit operations compete with credit card companies and other providers of consumer credit. Management believes that Friedman's competes primarily on the basis of selection of merchandise offered, pricing, quality of sales personnel, advertising, ability to offer in-house credit, store location and reputation. Many competitors are substantially larger and have greater financial resources than we do. We may not be able to compete successfully with such competitors. Competition could cause us to lose customers, increase expenditures or reduce pricing which could have a material adverse effect on our earnings. See Item 1. "Business - Competition."

Our results of operations may be significantly affected by a downturn in general economic conditions.

     Jewelry is a luxury item, not a necessity product. As a result, sales of jewelry may be particularly affected by adverse trends in the general economy, such as decreases in employment levels, wages and salaries. Historically, people spend less money on luxury items, such as jewelry, during a decline in general economic activity. Sales of our jewelry are also adversely affected by negative developments in local economic conditions, such as plant closings, industry slowdown and government employment cutbacks. We also depend on customer traffic at the power strip centers and malls where our stores are located. A reduction in consumer spending due to general economic conditions could negatively affect our net sales.

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

Our business is highly seasonal, which may cause significant fluctuations in our results.

     Our first fiscal quarter, which ends December 30, has historically been the strongest quarter of the year in terms of net sales and operating income. Any substantial disruption of holiday season shopping or other events which affect our first quarter results could have a material adverse effect on our profitability for the whole year. Our quarterly results of operations also may fluctuate significantly as a result of a variety of factors, including the following:

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

See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Seasonality."

The loss of our president and chief executive officer or other key personnel could significantly harm our business.

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

We may incur additional compensation expense because of our incentive compensation arrangements.

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

We may not be able to maintain the growth of comparable store sales.

     One widely used measure of the performance of a retail company like us is comparable store sales results. Variations in comparable store sales results could cause the price of the Class A Common Stock to decrease or fluctuate substantially. Comparable store sales are affected by a variety of factors including:

     . local and general economic conditions, . the retail sales environment, and . our ability to execute our business strategy effectively.

Comparable store net merchandise sales increased 6.9% in fiscal 2000. There can be no assurance that comparable store net merchandise sales will increase in any future period. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Fluctuations in the availability and prices of our merchandise may affect our results of operations.

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

       Our supply of diamonds comes primarily from South Africa, Botswana, Zaire, the former Soviet republics and Australia. Changes in the social, political or economic conditions in one or more of these countries could have an adverse effect on our supply of diamonds. Any sustained interruption in the supply of diamonds from these producing countries could adversely affect our product costs, and as a result, our earnings. See Item 1. "Business - Purchasing."

Your stock value may be adversely affected because of the concentrated ownership of our Class B Common Stock.

       Mr. Phillip E. Cohen controls all of our Class B Common Stock through his ownership of MS Jewelers, the general partner of the partnership which owns the Class B Common Stock. The holders of Class B Common Stock have the right to elect 75% of our directors and control the outcome of all other issues decided by our stockholders, including major corporate transactions. Mr. Cohen can transfer the Class B Common Stock and its voting rights to a third party, subject to certain limitations. If Mr. Cohen were to convert the Class B Common Stock into Class A Common Stock, he would control approximately 8.3% of the Class A Common Stock.

Your stock value may be adversely affected because only holders of Class B Common Stock may vote on corporate actions requiring stockholder approval.

       Holders of Class A Common Stock have the right to elect a minimum of 25% of our directors. As long as there are shares of Class B Common Stock outstanding, holders of Class A Common Stock have no other voting rights, except as required by law. Mr. Cohen controls the outcome of substantially all matters submitted to a vote of the stockholders. Some potential investors may not like this concentration of control and the price of Class A Common Stock may be adversely affected. Mr. Cohen's control of Friedman's may also discourage offers by third parties to buy us or to merge with us. Further, the interests of Mr. Cohen could conflict with the interests of the holders of Class A Common Stock.

Our business may be adversely affected by changes in laws and regulations governing our business.

       Federal and state consumer protection laws and regulations limit the manner in which we may offer and extend credit and insurance. Any adverse change in the regulation of credit could adversely affect our net sales and cost of goods sold. For example, new laws or regulations could limit the amount of interest or fees we could charge on consumer loan accounts, or restrict our ability to collect on account balances. Compliance with, or any violation of, existing and future laws or regulations could require us to make material expenditures or otherwise adversely effect our business or financial results.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company's market risk is limited to fluctuations in interest rates as it pertains to the Company's borrowings under its credit facility. The Company pays interest on borrowings at either the federal funds rate plus 0.5%, the prime rate or, at the Company's option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. If the interest rates on the Company's borrowings average 100 basis points more in fiscal 2001 than they did in fiscal 2000, the Company's interest expense would increase and income before income taxes would decrease by $499,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on the Company's borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information under the captions "Election of Directors -- General," "Election of Directors -- Certain Information Concerning Nominees," "Election of Directors -- Executive Officers of the Company" and "Other Matters - Filings Under Section 16(a)" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on March 1, 2001 (the "2001 Proxy Statement") is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information under the captions "Election of Directors - Compensation of Directors," "Election of Directors - Executive Compensation" and "Executive Officers of the Company" in the Company's 2001 Proxy Statement is incorporated herein by reference. In no event shall the information contained in the 2001 Proxy Statement under the captions "Election of Directors -- Executive Compensation - Report on Executive Compensation of the Compensation Committee of the Board of Directors" and "Stockholder Return Comparison" be incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under the caption "Election of Directors -- Stock Ownership" in the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the caption "Election of Directors -- Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in the Company's 2001 Proxy Statement is incorporated herein by reference.

                                   PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1.  Consolidated Financial Statements

     The following consolidated financial statements of Friedman's Inc., incorporated by reference into Item 8, are attached hereto:

Consolidated Income Statements for the Years Ended September 30, 2000, 1999 and 1998

Consolidated Balance Sheets at September 30, 2000 and 1999

Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the Years Ended September 30, 2000, 1999 and 1998

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

10.2 Lease Agreement, dated May 24, 1990, by and between Friedman's Jewelers, Inc. and MS Jewelers Limited Partnership (incorporated by reference from Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

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

10.7 Credit Agreement dated September 15, 1999, by and between Friedman's Inc., as Borrower, certain subsidiaries and affiliates of Friedman's, as guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, and General Electric Capital Corp., as Documentation Agent (incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 20, 1999).

10.8 Credit Agreement dated September 15, 1999, by and between Crescent Jeweler's Inc., as Borrower, certain subsidiaries and affiliates of Crescent, as guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, and General Electric Capital Corp., as Documentation Agent (incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 20,
           1999).

10.9 Guaranty Agreement dated September 15, 1999, by Friedman's Inc., in favor of Bank of America N.A., as Administrative Agent and the lenders under the Crescent Jeweler's Inc. Credit Agreement (incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on September 20, 1999)

10.10 Guaranty Fee Agreement dated September 15, 1999, by and between Friedman's Inc. and Crescent Jewelers Inc. and its wholly owned subsidiary Crescent Jewelers (incorporated by reference from Exhibit
           10.4 to the Registrant's Current Report on Form 8-K filed on September 20, 1999).

10.11 Warrant to purchase shares of Class A Common Stock of Crescent Jewelers Inc. dated September 15, 1999 (incorporated by reference from Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on September 20, 1999).

10.12 Friedman's Inc. Dividend Reinvestment Plan, dated June 7, 2000 (incorporated by reference from the Registrant's Registration Statement on Form S-3 (File. No. 333-38736), filed on June 7, 2000)

10.13 Trademark License Agreement dated April 1, 2000 by and between Friedman's Management Corp. and Crescent Jewelers.

10.14 Information Technology Services Agreement dated May 1, 2000, between Friedman's Inc. and Crescent Jewelers.

10.15 Services Agreement dated May 1, 2000, between Friedman's Inc. and Crescent Jewelers.

           Executive Compensation Plans and Arrangements

10.16 Friedman's Inc. 1993 Stock Option Plan (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-85216) filed on October 17, 1994).

10.17 Form of Indemnity Agreement executed by the Registrant and each of Sterling B. Brinkley, Bradley J. Stinn, , Robert W. Cruickshank and Mark C. Pickup (incorporated by reference from Exhibit 10.44 to the Registrant's Registration Statement on Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.18 Friedman's Inc. 1994 Stock Option Plan for Outside Directors (incorporated by reference from Exhibit 10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
           1994).

10.19 Friedman's Inc. 1994 Qualified Employee Stock Purchase Plan (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No. 33-78820) filed on May 11, 1994).

10.19.1 Amendment Number One to the Friedman's Inc. 1994 Qualified Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.28.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

10.20 Loan Agreement, dated November 17, 1994, between Friedman's Inc. and Sterling B. Brinkley (incorporated by reference from Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.20.1 Amendment to Loan Agreement and Promissory Note between Friedman's Inc. and Sterling B. Brinkley dated February 2, 1995 (incorporated by reference from Exhibit 10.39.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

10.21 Loan Agreement, dated November 17, 1994, between Friedman's Inc. and Bradley J. Stinn (incorporated by reference from Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.21.1 Amendment to Loan Agreement and Promissory Note between Friedman's Inc. and Bradley J. Stinn dated February 2, 1995 (incorporated by reference from Exhibit 10.40.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

10.22 Friedman's Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 4(d) to the Registrant's Registration Statement on Form S-8 (File No. 33-95584) filed on August 11, 1995).

10.23 Friedman's Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 4(d) to Registrant's Registration Statement on Form S-8 (File No. 333-06221) filed on June 18, 1996).

10.24 Friedman's Inc. 1996 Stock Option Plan (incorporated by reference from Exhibit 4(c) to Registrant's Registration Statement on Form S-8 (File No. 333-23757) filed on March 21, 1997).

10.25 Friedman's Inc. 1997 Stock Option Plan (incorporated by reference from Exhibit 99 to Registrant's Registration Statement on Form S-8 (File No. 333-49133) filed on April 1, 1998).

10.26 Form of Unsecured Promissory Note issued to the Company by Bradley J. Stinn, Victor M. Suglia, Sterling B. Brinkley, John E. Cay, III, Robert W. Cruickshank, David B. Parshall, Mark C. Pickup and Paul G. Leonard (incorporated by reference from Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
           1998).

10.27 Friedman's Inc. 1999 Long-Term Incentive Plan (incorporated by reference from Exhibit 99 to Registrant's Registration Statement on Form S-8 (File No. 333-73271) filed on March 3, 1999).

21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to the Registrant's Annual Report on Form 10-K for its fiscal year ended September 30, 1995).

23         Consent of Ernst & Young LLP

27         Financial Data Schedule

(b)  Reports on Form 8-K

     The registrant did not file any Current Reports on Form 8-K during the fourth quarter of the fiscal year ended September 30, 2000.

(c)  See Item 14(a)(3) above.

(d)  See Item 14(a)(2) above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 28, 2000.

                                FRIEDMAN'S INC.

                                By: /s/ Bradley J. Stinn
                                    -----------------------
                                    Bradley J. Stinn
                                    President and
                                    Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on December 28, 2000.

       Signature                         Title
       ---------                         -----

/s/ Bradley J. Stinn           Chairman of the Executive Committee, President
-------------------------      and Chief Executive Officer (Principal Executive
Bradley J. Stinn               Officer)

                               Chairman of the Board of Directors
-------------------------
Sterling B. Brinkley

/s/ John E. Cay III            Director
-------------------------
John E. Cay III

/s/ Robert W. Cruickshank      Director
-------------------------
Robert W. Cruickshank

                               Director
-------------------------
David B. Parshall

/s/ Mark C. Pickup             Director
-------------------------
Mark C. Pickup

/s/ Victor M. Suglia           Senior Vice President - Chief Financial Officer
-------------------------      (Principal Financial and Accounting Officer)
Victor M. Suglia

                          ANNUAL REPORT ON FORM 10-K

                             Item 14(a) 1. and 2.

             Financial Statements and Financial Statement Schedule

                 Years Ended September 30, 2000, 1999 and 1998

                                Friedman's Inc.

                   Index to Consolidated Financial Statements


Consolidated Income Statements for the Years Ended
  September 30, 2000, 1999 and 1998...........................................     F-1
Consolidated Balance Sheets at September 30, 2000 and 1999....................     F-2
Consolidated Statements of Stockholders' Equity for the Years Ended
  September 30, 2000, 1999 and 1998...........................................     F-3
Consolidated Statements of Cash Flows for the Years Ended
  September 30, 2000, 1999 and 1998...........................................     F-4
Notes to Consolidated Financial Statements....................................     F-5
Report of Independent Auditors................................................     F-17


Financial Statement Schedule

Schedule II      --  Valuation and Qualifying Accounts........................     F-18



  All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the financial statements.

                                FRIEDMAN'S INC.
                        Consolidated Income Statements

                                                             Years ended September 30,
                                                    --------------------------------------------
                                                         2000           1999           1998
                                                    -------------  -------------  --------------
                                                    (Amounts in thousands except per share data)
Net Sales                                               $ 377,277      $ 308,385      $ 259,146

Operating Costs and Expenses:
      Cost of goods sold including occupancy,
           distribution and buying                        200,572        163,983        135,412
      Selling, general and administrative                 133,316        110,665        100,506
      Depreciation and amortization                         9,479          6,379          5,269
                                                    -------------  -------------  --------------
Income from operations                                     33,910         27,358         17,959

Interest income from related party                         (2,421)        (2,489)        (2,516)
Interest expense                                            4,809          3,910          3,390
                                                    -------------  -------------  --------------
Income before income taxes and minority interest           31,522         25,937         17,085
Income tax expense                                         11,849          9,454          6,491
Minority interest                                             (31)          --             --
                                                    -------------  -------------  --------------
Net income                                              $  19,704      $  16,483      $  10,594
                                                    =============  =============  ==============

Earnings per share - basic                              $    1.36      $    1.13      $    0.72
                                                    =============  =============  ==============

Earnings per share - diluted                            $    1.36      $    1.13      $    0.72
                                                    =============  =============  ==============

Weighted average shares - basic                            14,445         14,590         14,620
Weighted average shares - diluted                          14,445         14,590         14,762

                            See accompanying notes.

                                Friedman's Inc.

                          Consolidated Balance Sheets

                                                                                   September 30,
                                                                            2000               1999
                                                                      ----------------    ---------------
                                                                      (Amounts in thousands, except share
                                                                              and per share data)
Assets
Current Assets:
     Cash                                                                  $       459        $     1,076
     Accounts receivable, net of allowance for doubtful accounts of
         $13,514 in 2000 and $10,862 in 1999                                   122,168             97,780
     Inventories                                                               121,607            113,095
     Deferred income taxes                                                       3,105              3,629
     Other current assets                                                        5,187              3,791
                                                                           -----------        -----------
         Total current assets                                                  252,526            219,371

Equipment and improvements, net                                                 56,420             44,160
Tradename rights, net                                                            5,493              5,964
Other assets                                                                     3,995              4,768
                                                                           -----------        -----------
         Total assets                                                      $   318,434        $   274,263
                                                                           ===========        ===========

Liabilities and Stockholders' Equity
Current Liabilities:
     Accounts payable                                                      $    40,494        $    40,818
     Accrued liabilities and other                                              15,772             11,163
                                                                           -----------        -----------
         Total current liabilities                                              56,266             51,981

Bank Debt                                                                       48,430             28,184
Deferred income taxes and other                                                  2,221              2,194
Minority interest in equity of subsidiary                                          490               --

Stockholders' Equity:
     Preferred stock, par value $.01, 10,000,000 shares authorized
         and none issued                                                          --                 --
     Class A common stock, par value $.01, 25,000,000 shares authorized,
         13,271,207 and 13,226,127 issued and outstanding at September 30,
         2000 and September 30, 1999, respectively                                 133                132
     Class B common stock, par value $.01, 7,000,000 shares authorized,
         1,196,283 issued and outstanding                                           12                 12
     Additional paid-in-capital                                                118,767            118,543
     Retained earnings                                                          93,290             74,417
     Stock purchase loans                                                       (1,175)            (1,200)
                                                                           -----------        -----------
                        Total stockholders' equity                             211,027            191,904
                                                                           -----------        -----------
                        Total liabilities and stockholders' equity         $   318,434        $   274,263
                                                                           ===========        ===========

                            See accompanying notes.

                                Friedman's Inc.
                Consolidated Statements of Stockholder's Equity
                            (Amounts in Thousands)

                                            Class A Common Stock  Class B Common Stock   Additional  Retained    Stock
                                            -------------------- ---------------------     Paid-in    Earnings   Purchase  Total
                                             Shares      Amount     Shares     Amount      Capital                Loans
                                            --------------------------------------------------------------------------------------
Balance at October 1, 1997                   13,107,343   $131   1,492,401     $15       $122,020    $47,885    $     0   $170,051
Market value adjustment to common stock
  issued for tradename acquisition                    -      -           -       -         (2,625)         -                (2,625)
Issuance of Class A common stock under
  the Employee Stock Purchase Plan               23,011      -           -       -            287          -                   287
Conversion of Class B common stock into
  Class A common stock by an Affiliate          296,118      3    (296,118)     (3)             -          -                     -
Employee stock options exercised                 15,695      -           -       -            207          -                   207
Net income                                            -      -           -       -              -     10,594                10,594
                                            --------------------------------------------------------------------------------------
Balance at September 30, 1998                13,442,167    134   1,196,283      12        119,889     58,479          0   $178,514

Retirement of Class A common stock
  pursuant to tradename acquisition            (250,000)    (2)          -       -         (1,623)         -                (1,625)
Issuance of Class A common stock under                                                                                           -
  the Employee Stock Purchase Plan               31,360      -           -       -            254          -                   254
Stock purchase loans                                  -      -           -       -              -                (1,200)    (1,200)
Issuance of Class A common stock                                                                                                 -
  for services                                    2,600      -           -       -             23          -                    23
Dividends declared ($0.0375/Share)                    -      -           -       -              -       (545)                 (545)
Net income                                            -      -           -       -              -     16,483                16,483
                                            --------------------------------------------------------------------------------------
Balance at September 30, 1999                13,226,127    132   1,196,283      12        118,543     74,417     (1,200)   191,904

Issuance of Class A common stock under                                                                                           -
  the Employee Stock Purchase Plan               37,618      1           -       -            179          -                   180
Stock purchase loan payments                          -      -           -       -              -                    25         25
Issuance of Class A common stock                                                                                                 -
  for services                                    7,462      -                                 45          -                    45
Dividends declared ($0.0575/Share)                    -      -           -       -              -       (831)                 (831)
Net income                                            -      -           -       -              -     19,704                19,704
                                            --------------------------------------------------------------------------------------
Balance at September 30, 2000                13,271,207   $133   1,196,283     $12       $118,767    $93,290    ($1,175)   211,027
                                            ======================================================================================

                            See accompanying notes.

                                FRIEDMAN'S INC.
                     Consolidated Statements of Cash Flows

                                                                         Years ended September 30,
                                                                     --------------------------------
                                                                       2000        1999        1998
                                                                     ---------  ---------   ---------
                                                                           (Amounts in thousands)
Operating Activities:
      Net income                                                     $ 19,704    $ 16,483    $ 10,594
      Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
          Depreciation and amortization                                 9,479       6,379       5,269
          Provision for doubtful accounts                              36,571      33,942      29,767
          Deferred Taxes                                                  885      (1,314)        146
          Changes in assets and liabilities:
              Increase in accounts receivable                         (60,959)    (45,822)    (41,257)
              Increase in inventories                                  (8,512)     (7,509)    (26,903)
              Decrease (increase) in other assets                        (623)     (3,079)         47
              Increase (decrease) in accounts payable and
                  accrued liabilities                                   1,515      30,475     (11,357)
                                                                     --------    --------    --------
              Net cash (used in) provided by operating
                      activities                                       (1,940)     29,555     (33,694)
Investing Activities:
      Additions to equipment and improvements                         (18,383)    (13,651)    (11,842)
      Notes receivable from related party                                  --      25,000          --
      Loans for employee stock purchases                                   25      (1,200)         --
                                                                     --------    --------    --------
              Net cash (used in) provided by investing
                      activities                                      (18,358)     10,149     (11,842)
Financing Activities:
      Bank borrowings (payments) under credit agreements               20,249     (38,785)     47,572
      Advance related to acquisition of tradename rights                   --          --      (3,063)
      Proceeds from employee stock purchases and options exercised        226         277         494
      Payment of cash dividend                                           (794)       (363)         --
                                                                     --------    --------    --------
              Net cash provided by (used in) financing
                      activities                                       19,681     (38,871)     45,003
                                                                     --------    --------    --------
(Decrease) increase in cash                                              (617)        833        (533)
Cash, beginning of year                                                 1,076         243         776
                                                                     --------    --------    --------
Cash, end of year                                                    $    459    $  1,076    $    243
                                                                     ========    ========    ========
Supplemental cash flow information:
      Cash paid for:
      Interest                                                       $  4,796    $  4,064    $  2,797
                                                                     ========    ========    ========
      Income Taxes                                                   $ 11,101    $  5,625    $  9,085
                                                                     ========    ========    ========

                            See accompanying notes.

                                Friedman's Inc.
                  Notes to Consolidated Financial Statements
                              September 30, 2000


1.  The Company and Significant Accounting Policies

 Basis of Presentation

  Friedman's Inc. (the "Company") is a retailer of fine jewelry operating 619 stores in 21 states. The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant inter-company accounts have been eliminated.

 Revenue Recognition

  Revenue related to merchandise sales is recognized at the time of sale, reduced by a provision for returns. Finance charges, product warranties and credit insurance revenue are recognized ratably over the term or estimated term of the related contracts. The company periodically reviews the estimated term of finance charge, product warranty and insurance revenue. In the quarter ended July 1, 2000, the Company adjusted the estimated average life of diamond and gold bond warranties based on actual trends and experience. The effect of this adjustment increased warranty revenue by $1.6 million in fiscal 2000. Finance charge and credit service revenues aggregating $34.5 million, $30.8 million and $27.0 million in 2000, 1999 and 1998, respectively, have been classified as a reduction of selling, general and administrative expenses in the accompanying income statements.

 Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Accounts Receivable

  A substantial portion of merchandise sales are made under installment contracts due in periodic payments over periods generally ranging from three to 24 months. The accounts are stated net of unearned finance charges, product warranties and credit insurance of $19,144,000 and $18,129,000 at September 30, 2000 and 1999, respectively. Consistent with industry practice, amounts, which are due after one year, are included in current assets and totaled $11,639,000 and $9,522,000 at September 30, 2000 and 1999, respectively.

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

  The Company maintains allowances for uncollectible accounts. These reserves are estimated based on historical experience, the composition of outstanding balances, trends at specific stores and other relevant information. The Company's policy is generally to write-off in full any credit account receivable if no payments have been received for 120 days for stores opened prior to July 1, 1999, any credit accounts receivable if no payments have been received for 90 days for stores opened after June 30, 1999 and any other credit accounts receivable, regardless of payment history, if judged uncollectible (for example, in the event of fraud in the credit application or bankruptcy). The Company changed its policy in July 1999 to write-off in full any credit accounts if no payments have been received for 90 days for stores opened after June 30, 1999 because the costs and time incurred by its employees in efforts to collect the accounts once they aged past 90 days were disproportionate in relation to the amounts to be recovered. The Company

                                Friedman's Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 2000


1.  The Company and Significant Accounting Policies (continued)

does not require separate collateral to secure credit purchases made by its customers, but it does retain a security interest in the purchased item

 Merchandise Inventories

  Inventories are stated at the lower of weighted average cost or estimated market value.

 Advertising Costs

  Advertising costs are charged against operations when the corresponding advertising is first run. Amounts expensed were $19,512,000, $15,412,000 and $15,225,000 for the years ended September 30, 2000, 1999 and 1998, respectively. The amount of prepaid advertising at September 30, 2000 and 1999 was $689,000 and $808,000, respectively.

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

 Depreciation and Amortization

  Depreciation of equipment is provided using the straight-line method over the estimated useful lives ranging from five to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Acquired trade name rights are amortized using the straight-line method over fifteen years.

 Retirement Savings Plan

  The Company has a defined contribution Retirement Savings Plan (the "Plan") under Section 401(k) of the Internal Revenue Code. Employees at least 21 years of age who have completed one year of service with 1,000 hours or more are eligible to participate in the Plan. Employees elect contribution percentages between 1% and 15% of annual compensation, as well as the investment options for their contributions. The Company makes matching contributions on behalf of each participant equal to 50% of the first 4% of each participant's salary contributed to the Plan. Company matching contributions to the Plan for the fiscal years ended September 30, 2000, 1999 and 1998 were $253,000, $207,000 and $181,000, respectively. Employee contributions are 100% vested while Company contributions are vested according to a specified scale based on years of service.

 Stock-Based Compensation

  The Company accounts for employee stock options under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, the Company does not record compensation expense for stock option grants when the exercise price of the option equals or exceeds the market price of the Company's Common Stock on the date of grant.

                                Friedman's Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 2000


1.  The Company and Significant Accounting Policies (continued)

 Income Taxes

  Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting and income tax purposes, both measured by applying tax rates expected to be in place when the differences reverse. Deferred tax assets are recognized if it is more likely than not that a benefit will be realized.

 Fair Values of Financial Instruments

  The reported amounts in the balance sheets at September 30, 2000 and 1999, respectively, for cash, accounts receivable, accounts payable, and long-term debt approximate fair value due to the short term nature of the financial instruments and the variable interest rate on debt.

 Earnings Per Share

  Basic earnings per common share excludes any dilutive effect of options, warrants and convertible securities. The dilutive effect of the Company's stock options is included in diluted earnings per common share. There was no dilutive effect in fiscal 2000 and fiscal 1999. The effect in 1998 increased the diluted weighted average shares outstanding by 142,000. All earnings per share amounts for all periods have been presented and, where appropriate, restated to conform to FAS 128 requirements.

  Certain options outstanding during each of the following years and their related exercise prices were not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the shares and, therefore, the effect would be antidulitive:
2000 - 875,513 shares at prices ranging from $10.00 to $21.75 and 1999 - 825,413 shares at prices ranging from $10.00 to $21.75.

 Reclassifications

  Certain balances as of September 30, 1999 and 1998 have been reclassified to conform to the current year financial statement presentation.

 New Accounting Standards

  The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on October 1, 2000. FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not employ any derivative instruments and, therefore, Statement 133 did not have an effect on the Company's financial statements.

  In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition" ("SAB 101"). This bulletin provides guidance on the recognition, presentation and disclosure of revenue in financial statements. This bulletin will be effective in fiscal 2000. The Company expects the adoption of SAB 101 will not have a material impact on its financial position or results of operations.

                                Friedman's Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 2000


2.   Financing Arrangements

 Common Stock

  The Company has two classes of Common Stock, Class A and Class B. The Class B Common Stock elect 75% of the directors and vote without Class A Common Stock participation on all other matters required to be submitted to a vote of the stockholders. Each share of Class B Common Stock is convertible, at any time, at the option of the holder into one share of Class A Common Stock. Upon the conversion of all shares of Class B Common Stock, each Class A Common Stock is entitled to one vote on all matters submitted to the stockholders.

  During June 1998, 296,118 shares of the Company's Class B Common Stock were converted into shares of Class A Common Stock.

 Bank Line of Credit Agreement

     The Company's credit facility the "Credit Facility" with a syndicated group of banks provides for borrowings on 65% of eligible receivables and 50% of eligible inventories up to $67,500,000, through September 15, 2002, with a possible expansion of the credit line up to $75,000,000. Borrowings under the Credit Facility bear interest at either the federal funds rate plus 0.5%, the prime rate or, at the Company's option, the Eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on a calculation of the combined leverage ratio of the Company and Crescent Jewelers ("Crescent"), an affiliate of the Company. In connection with the transaction, the Company accrued estimated costs of $1 million for services provided by Morgan Schiff, an affiliate, associated with the refinancing, the purchase warrant and guaranty of Crescent's debt, as discussed in Note 7 to the Consolidated Financial Statements. The weighted average interest rate on borrowings outstanding at September 30, 2000 and 1999 were 8.39% and 7.34%, respectively. Amounts outstanding under the bank line are classified as long term based on the Company's intent and ability to re-finance the agreement on a long-term basis. As of September 30, 2000 and 1999, $48.4 million and $28.2 million were outstanding under the line of credit, respectively.

     Borrowings under the facility are secured by certain of the Company's assets, including inventory and accounts receivable. The agreement contains certain financial covenants, and limits mergers and acquisitions, certain capital transactions, asset dispositions and the incurrence of additional indebtedness.

3.  Equipment and Improvements

    Equipment and improvements, at cost, consist of the following (in thousands):

                                                      September 30,

                                                     2000       1999
                                                   --------   -------

Store and office equipment                        $ 45,017   $ 31,865
Leasehold improvements                              31,596     25,753
Computer equipment and implementation costs         11,104      9,196
                                                  --------   --------
Total equipment & improvements                      87,717     66,814
Less accumulated depreciation & amortization       (31,297)   (22,654)
                                                  --------   --------
Total net equipment & improvements                $ 56,420   $ 44,160
                                                  ========   ========

                                Friedman's Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 2000

4.  Purchase of Tradename

  During 1997, the Company acquired all the rights of A.A. Friedman's Co., Inc. of Augusta, Georgia ("AAFCO") to the "Friedman's Jewelers" tradename for $7.1 million. In connection therewith, the Company issued to AAFCO 250,000 shares of its Class A Common Stock, which were placed in escrow, and agreed to pay AAFCO the amount by which the actual stock price at June 30, 1999 (the date of settlement for the escrow) is lower than a guaranteed stock price of $28.25 per share. The Company also agreed to make advance payments to AAFCO through an escrow arrangement which would pre-fund the minimum purchase price. As of September 30, 1998, the entire $7.1 million of advance payments had been made. Based on the market value of the 250,000 shares at June 30, 1999, no further amounts were due to AAFCO and the Company retired the 250,000 shares held in escrow finalizing the transaction.

5.  Accrued and Other Liabilities

    Accrued and other liabilities consist of the following (in thousands):

                                                 September 30,

                                               2000       1999
                                             -------     -------

Accrued compensation and related expenses    $ 4,069      $2,749
Other                                         11,703       8,414
                                            --------     -------
Total                                        $15,772     $11,163
                                            ========     =======

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

                        Years 1-5                                                 Years 6-10
-------------------------------------------------------------------------------------------------------------------
                               % of Original Principal                                     % of Remaining Balance
    Stock Price Target             Balance Forgiven            Stock Price Target                 Forgiven
-------------------------------------------------------------------------------------------------------------------
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

                                Friedman's Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 2000


  6.  Long-Term Incentive Program (continued)

  Attainment of the stock price target is based on the average closing price of the Class A Common Stock on the Nasdaq National Market for ten consecutive trading days. The stock price targets specified will be adjusted proportionally to reflect any stock split, reverse stock split, recapitalization or other similar event. In addition, in the event of the death or disability of either or both of the Executives, or a Change in Control of the Company (as defined in the loan agreements), the remaining principal amount and accrued interest will be forgiven. Upon forgiveness of principal under either such loan, the Company incurs compensation expense as of the date of the respective forgiveness.

  The Company incurred expense of $177,000, $155,000 and $154,000 for the forgiveness of interest and related taxes on the loans for the fiscal years ended September 30, 2000, 1999 and 1998 respectively. Interest was calculated at the minimum rates allowable for federal income tax purposes of 6.24%, 5.45% and 5.63% for the fiscal years ended September 30, 2000, 1999 and 1998 respectively

  Through September 30, 2000, the principal amount of each loan had been reduced by $750,000 by attainment of stock price targets. None of the stock price targets were attained in the three year period ended September 30, 2000.

7.  Related Party Transactions

  During fiscal 2000 and 1999, the Company paid $400,000 to Morgan Schiff, an affiliate of the Company, pursuant to a Financial Advisory Services Agreement (the "Agreement"). Morgan Schiff and the Company are affiliated through common controlling ownership. Pursuant to the Agreement, Morgan Schiff provides the Company with certain financial advisory services with respect to capital structure, business strategy and operations, budgeting and financial controls, mergers and acquisitions, and other similar transactions. The Agreement has a term of one year with an automatic renewal unless either party terminates by written notice. The Company has agreed to indemnify the Morgan Schiff against any losses associated with the Agreement.

  Effective April 1, 2000, the Company signed an agreement licensing Crescent to use certain trademarks owned by the Company. Effective May 1, 2000, the Company signed an agreement with Crescent to provide Crescent with merchandising, inventory management and replenishment systems, accounting and systems support and certain other back office processing services. Also effective May 1, 2000, the Company signed an agreement with Crescent to provide Crescent with integration services for new information technology systems at Crescent.

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

  As part of Crescent's new three-year bank facility, the Company agreed to provide certain credit enhancements and to guarantee the obligations of Crescent under the syndicated credit facility. In consideration for this guarantee, Crescent agreed to make quarterly payments to the Company in an amount equal to 2% per annum of the outstanding obligations of Crescent under its credit facility during the preceding quarter. These payments amounted to $2.4 million in fiscal 2000. In further consideration of this guaranty, Crescent issued a warrant to the Company to purchase 7,942,904 shares of Crescent non-voting Class A Common Stock, or approximately 50% of the capital stock of Crescent on a fully diluted basis, for an exercise price of $500,000. The value of the warrant is being amortized over the life of the warrant, or three years. At September 30, 2000 and 1999, Crescent's borrowings under the facility were $105.6 million and $93.0 million, respectively. Based upon Crescent's operating performance, the Company does not expect to incur losses relating to its guarantee of Crescent's debt.

                                Friedman's Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 2000



7.   RELATED PARTY TRANSACTIONS (CONTINUED)

     During fiscal year 1999, the Company made stock purchase loans aggregating $1.2 million to certain directors, officers and employees of the Company. Such loans extend for five years and bear interest at 5%. The loans have been classified as a reduction in stockholders equity in the accompanying financial statements.

8.   STOCK PLANS

  Stock Option Plan

     The Company maintains the 1999 Long-Term Incentive Plan ("LTIP") that provides for the granting of incentive stock options to officers and key employees up to a maximum of 500,000 shares of Class A Common Stock. Prior to the adoption of the LTIP, the Company maintained several other plans which have since been discontinued, although options remain outstanding under them. Incentive stock options are granted at the greater of the Class A Common Stock's fair market value at the grant date or at the company's book value at grant date, as determined by the Board of Directors. All options have a 10-year term and vest over three years.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations which measures compensation cost using the intrinsic value method of accounting for its stock options. Accordingly, the Company does not recognize compensation cost based upon the fair value method of accounting as provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS No. 123"). If the Company had elected to recognize compensation cost based on the fair value of the options granted beginning in fiscal year 1996, as prescribed by FAS No. 123, net income would have been reduced to the pro forma amounts indicated in the table below:

                                               2000       1999        1998
                                             --------   --------    --------

Net income - as reported                      $19,704    $16,483     $10,594
Net income - pro forma                         17,755     14,674       9,334

Basis earnings per share - as reported          $1.36      $1.13       $0.72
Basis earnings per share - pro forma            $1.23      $1.01       $0.63


Because the above pro forma amounts only include options granted beginning in fiscal year 1996, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

                                Friedman's Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 2000


8.  STOCK PLANS (CONTINUED)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation method with the following assumptions:

                                            2000         1999        1998
                                          --------     --------    --------
Expected dividend yield                      0.60%        0.50%       0.00%
Risk-free interest rate                      5.92%        6.02%       6.04%
Expected life of options                  10 years     10 years    10 years
Expected stock price volatility              0.582        0.517       0.491

A summary of the activity under the stock option plan is as follows:


                                                  Weighted
                                                   Average
                                    Options    Exercise Price
                                  Outstanding     Per Share
                                  -----------  --------------
October 1, 1997                     737,018        14.39
Granted                             454,100        14.62
Canceled                           (168,510)      (15.47)
Exercised                           (15,695)      (13.58)
                                  ---------       ------
September 30, 1998                1,006,913        14.32
Granted                             135,500        13.09
Canceled                           (317,000)      (15.34)
                                  ---------       ------
September 30, 1999                  825,413        13.74
Granted                              51,100        10.23
                                  ---------       ------
September 30, 2000                  876,513       $13.72
                                  =========       ======

     The weighted average fair value per share of options granted during the year ended September 30, 2000, 1999 and 1998 was $10.23, $5.04 and $9.90
respectively. Shares available for future grant were 347,277 and 364,500 at September 30, 2000 and 1999, respectively.

     At September 30, 2000, the weighted average contractual life of options outstanding is 5.2 years and options to purchase 740,113 shares are exercisable with a weighted average exercise price of $13.72. There were 624,823 options outstanding with exercise prices ranging from $5.63 to $15.00 with a weighted average exercise price of $11.82 and weighted average remaining contractual life of 4.4 years and there

                                Friedman's Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 2000


8.  Stock Plans (continued)

were 251,690 options outstanding with exercise prices ranging from $16.13 to $21.75 with a weighted average exercise price of $17.47 and a weighted remaining contract life of 5.0 years.

Employee Stock Purchase Plan

  The Company maintains an Employee Stock Purchase Plan (the "Plan") in accordance with Section 423 of the Internal Revenue Code. Substantially all employees are eligible to participate in the Plan and each employee may purchase up to $25,000 of Class A Common Shares during each calendar year at market price less a discount of approximately 15%.

9.  Income Taxes

  The provision for income taxes for the years ended September 30 consists of the following (in thousands):

                                                          2000      1999       1998
                                                        --------  --------   --------
Current:
Federal                                                 $ 9,980   $ 9,308    $ 5,396
State                                                       984     1,460        949
                                                        -------   -------    -------
                                                         10,964    10,768      6,345
Deferred                                                    885    (1,314)       146
                                                        -------   -------    -------
                                                        $11,849   $ 9,454    $ 6,491
                                                        =======   =======    =======

  Income tax expense reconciled to the amount computed at statutory rates for the years ended September 30 is as follows (in thousands):

                                                          2000      1999       1998
                                                        --------  --------   --------
Federal tax at statutory rate                           $10,552   $ 8,514    $ 5,866
State income taxes (net of federal income tax benefits)     686       830        347
Other, net                                                  611       110        278
                                                        -------   -------    -------
                                                        $11,849   $ 9,454    $ 6,491
                                                        =======   =======    =======

                                Friedman's Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 2000


9.  INCOME TAXES (continued)

  Significant components of the Company's deferred tax assets and liabilities at September 30 are as follows (in thousands):

                                                         2000               1999
                                                     ------------       ------------
Current deferred taxes:
Assets
 Allowance for doubtful accounts                     $      1,602       $      4,750
 Accrued liabilities                                          411                402
 Deferred revenue                                           1,907                385
 Other                                                          0                 55
                                                     ------------       ------------
 Total Current Assets                                       3,920              5,592

Liabilities:
 Inventory                                                    311              1,411
 Prepaid assets                                               504                552
                                                     ------------       ------------
 Total Current Liabilities                                    815              1,963

                                                     ------------       ------------
Deferred current tax asset, Net                             3,105              3,629
Non-current deferred taxes:
Liabilities:
 Equipment and improvements                                 1,616              1,323
 Other                                                        286                218
                                                     ------------       ------------
Deferred non-current tax liabilities                        1,902              1,541

                                                     ------------       ------------
Deferred tax asset, Net                              $      1,203       $      2,088
                                                     ============       ============

                                Friedman's Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 2000


10.  Commitments and Contingencies

  The Company's principal leases are for store facilities and expire at varying dates during the next 10 years. In addition to fixed minimum rentals, many of the leases provide for contingent rentals based upon a percentage of store sales above stipulated amounts. Future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Years ended September 30,
-------------------------

                    2001   $19,717
                    2002    17,393
                    2003    13,490
                    2004     9,304
                    2005     5,633
Subsequent years             4,565
                          --------
Total                      $70,102
                          ========

Total rent expense for all leases is as follows (in thousands):

                                   Years ended September 30,

                                2000         1999        1998
                              ---------   ---------    ---------

Minimum rentals                 $25,733     $21,565      $18,355
Contingent rentals                  404         401          446
                              ---------   ---------    ---------
Total rent                      $26,137     $21,966      $18,801
                              =========   =========    =========


  The Company sells credit life, health and property and casualty on its merchandise as an agent for American Bankers Insurance Group ("ABIG"), which underwrites the insurance products. The Company has a wholly owned subsidiary as an offshore entity to re-insure risks related to these products. Under the re-insurance contract, the Company's subsidiary assumes the risk of the insurance immediately after the insurance products are sold. The Company recognizes premium expense and commissions earned related to this insurance over the terms of the related insurance products. Premium expense includes fees payable to ABIG, as well as the estimated losses related to the insurance products. Losses are estimated based on actual losses incurred in the past, and amortized over the term of the related insurance product. The Company's losses on these products have historically been very stable, thus enabling the accrual of reliable loss estimates.

  The Company is involved in certain legal actions arising in the ordinary course of business. Management believes none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.

                                Friedman's Inc.
            Notes to Consolidated Financial Statements (continued)
                              September 30, 2000

11.  Quarterly Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended September 30, 2000 and 1999 (in thousands except per share data):

                                                  For the Fiscal Year Ended September 30, 2000
                                                                  Quarters Ended
                                               -------------  ----------   ----------   --------------
                                                 January 1     April 1      July 1       September 30
                                               -------------  ----------   ----------   --------------
Net Sales                                        $151,418      $80,403      $81,086         $64,370
Cost of goods sold, including occupancy,
distribution and buying                            78,474       43,516       42,710          35,872
Income (loss) before income taxes                  23,920        4,661        3,511 (a)        (571) (b)
Net income (loss)                                  14,830        2,963        2,247            (337)
Basic earnings (loss) per share (d)                  1.03         0.21         0.16           (0.02)
Diluted earnings (loss) per share (d)                1.03         0.21         0.16           (0.02)


                                                  For the Fiscal Year Ended September 30, 1999
                                                                  Quarters Ended
                                               -------------  ----------   ----------   --------------
                                                December 31    March 31      June 30     September 30
                                               -------------  ----------   ----------   --------------
Net Sales                                        $125,101      $61,694      $66,503         $55,087
Cost of goods sold, including occupancy,
distribution and buying                            63,359       33,593       35,715          31,316
Income (loss) before income taxes                  21,253        3,900        2,789          (2,275)
Net income (loss)                                  13,346        2,418        1,729          (1,010) (c)
Basic earnings (loss) per share (d)                  0.92         0.16         0.12           (0.07)
Diluted earnings (loss) per share (d)                0.92         0.16         0.12           (0.07)


(a) During the quarter ended July 1, 2000, the estimated average life of diamond and gold bond warranties was adjusted based on actual trends and experience. The effect of this adjustment increased pre-tax income by $1,481,000.
(b) Loss before income taxes was reduced for adjustments in capitalized inventory costs of $1.7 million, estimated recoveries of charged-off customer receivables of $1.3 million, and was increased for accruals for incentive payments of $400,000 and increases in reserves for inventory refurbishment costs of $600,000.
(c)  Net loss includes a reduction in the reserve for income taxes of $400,000
(d) Due to the method required by FAS 128 to calculate per share data, the quarterly per share data may not total the full year per share data.

                         Report of Independent Auditors

The Board of Directors
Friedman's Inc.

We have audited the accompanying consolidated balance sheets of Friedman's Inc. (the Company) as of September 30, 2000 and 1999, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friedman's Inc. at September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
---------------------

November 20, 2000
Atlanta, Georgia

                                Friedman's Inc.

                Schedule II - Valuation and Qualifying Accounts

                                                    Balance at                                                    Balance at
                                                    Beginning                                                       End of
                    Description                     of Period             Additions           Deductions            Period
                    -----------                    -----------            ---------           ----------          ----------
Reserves and allowances deducted from asset accounts:
  Allowance for uncollectible accounts:
    Year ended September 30, 1998                 $  8,268,000       $  29,767,000  (1)    $  27,963,000 (2)    $  10,072,000
    Year ended September 30, 1999                   10,072,000          33,942,000  (1)       33,152,000 (2)       10,862,000
    Year ended September 30, 2000                   10,862,000          36,571,000  (1)       33,919,000 (2)       13,514,000

  Unearned finance charges, product warranties and credit insurance:

    Year ended September 30, 1998                 $ 12,279,000       $  38,200,000  (3)    $  34,804,000 (4)    $  15,675,000
    Year ended September 30, 1999                   15,675,000          45,078,000  (3)       42,624,000 (4)       18,129,000
    Year ended September 30, 2000                   18,129,000          50,931,000  (3)       49,916,000 (4)       19,144,000



    ________________________
    (1)  Provision for doubtful accounts.
    (2)  Uncollectible accounts receivable written off, net of recoveries.
    (3) Additions to credit insurance and product warranties are the dollar amount of premiums sold.
    (4) Deductions to unearned finance charges, credit insurance and product warranties occur as finance charges, credit insurance and product warranties are earned.