Form 10-K/A
period 2000-09-30
FRIEDMANS INC
filed 2001-01-17
CIK 911004

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 -------------

                                  FORM 10-K/A

                                 -------------
(Mark One)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") was $72,448,426 at January 16, 2001, based on the closing sale price of $5.69 per share for the Class A Common Stock on such date on the Nasdaq National Market.

     The number of shares of the registrant's Class A Common Stock outstanding at January 16, 2001, was 13,285,533. The number of shares of the registrant's Class B Common Stock outstanding at January 16, 2001, was 1,196,283.

                      Documents Incorporated by Reference

     Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on March 1, 2001, are incorporated by reference in Part III.
================================================================================

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 17, 2001.

                                FRIEDMAN'S INC.

                                By: /s/ Victor M. Suglia
                                    ------------------------
                                    Victor M. Suglia
                                    Senior Vice President --
                                    Chief Financial Officer