Form 10-Q
period 2000-12-30
FRIEDMANS INC
filed 2001-02-13
CIK 911004

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 30, 2000

                                                           or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________________ to _______________

Commission file number  0-22356



                                FRIEDMAN'S INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                          58-2058362
--------------------------------                         -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)



         4 West State Street
       Savannah, Georgia 31401                                  31401
----------------------------------------                --------------------
(Address of principal executive offices)                     (Zip Code)


                                (912) 233-9333
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____
                                             ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at February 13, 2001 was 13,285,533.

The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at February 13, 2001 was 1,196,283.

                                     Index

                                Friedman's Inc.


           Part I.    Financial Information

Item 1.    Consolidated Financial Statements (Unaudited)

           Income Statements - Three months ended December 30, 2000 and January 1, 2000

           Balance Sheets - December 30, 2000, January 1, 2000 and September 30, 2000

           Statements of Cash Flows - Three months ended December
           30, 2000 and January 1, 2000

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


           Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K


Signatures

Part I.  Financial Information
Item 1.
                                FRIEDMAN'S INC.
                        Consolidated Income Statements
                                  (Unaudited)
              (In thousands, except per share and share amounts)

                                                                              Three months ended
                                                                 December 30,                     January 1,
                                                                     2000                            2000
                                                             --------------------         --------------------

Net sales...........................................                     $173,434                     $151,418

Operating Costs and Expenses:
      Cost of goods sold including occupancy,
          distribution and buying...................                       87,135                       78,474
      Selling, general and administrative...........                       56,239                       46,371
      Depreciation and amortization.................                        2,826                        2,219
                                                             --------------------         --------------------
Income from operations..............................                       27,234                       24,354

Interest and other income from related party........                         (648)                        (583)
Interest expense....................................                        1,422                        1,017
                                                             --------------------         --------------------
Income before income taxes..........................                       26,460                       23,920
Income tax expense..................................                        9,331                        9,090
Minority interest...................................                         (202)                           0
                                                             --------------------         --------------------
Net income..........................................                     $ 17,331                      $14,830
                                                             ====================         ====================

Earnings per share - basic..........................                        $1.20                        $1.03
                                                             ====================         ====================

Earnings per share - diluted........................                        $1.20                        $1.03
                                                             ====================         ====================

Weighted average shares - basic.....................                       14,473                       14,427
Weighted average shares - diluted...................                       14,473                       14,427


Number of stores open...............................                          631                          564


                See notes to consolidated financial statements.

                                FRIEDMAN'S INC.
                          Consolidated Balance Sheets
              (In thousands, except per share and share amounts)

                                                                                       December 30,   January 1,    September 30,
                                                                                           2000          2000           2000
                                                                                       ------------  ------------   -------------
                                                                                               (Unaudited)             (Note)
Assets
Current Assets:
      Cash ..........................................................................   $     301    $   1,077    $     459
      Accounts receivable, net of allowance for doubtful accounts of $21,518 at December 30, 2000, $17,196 at January 1, 2000 and $13,514 at
           September 30, 2000 .......................................................     157,975      131,324      122,168
      Inventories ...................................................................     153,393      131,354      121,607
      Deferred income taxes .........................................................       3,107        3,629        3,105
      Other current assets ..........................................................       6,900        3,096        5,187
                                                                                        ---------    ---------    ---------
           Total current assets .....................................................     321,676      270,480      252,526

Equipment and improvements, net .....................................................      57,883       50,087       56,420
Tradename rights, net ...............................................................       5,375        5,846        5,493
Other assets ........................................................................       3,775        4,579        3,995
                                                                                        ---------    ---------    ---------
           Total assets .............................................................   $ 388,709    $ 330,992    $ 318,434
                                                                                        =========    =========    =========

Liabilities and Stockholders' Equity
Current Liabilities:
      Accounts payable ..............................................................   $  99,868    $  82,633    $  40,494
      Accrued liabilities & other ...................................................      35,732       31,031       15,772
                                                                                        ---------    ---------    ---------
           Total current liabilities ................................................     135,600      113,664       56,266

Bank debt ...........................................................................      22,307        8,599       48,430
Deferred income taxes and other .....................................................       1,852        2,110        2,221
Minority interest in equity of subsidiaries .........................................         747                       490

Stockholders' Equity:
      Preferred stock, par value $.01, 10,000,000 shares authorized;
           and none issued ..........................................................          --           --           --
      Class A common stock, par value $.01, 25,000,000 shares
           authorized, 13,285,533, 13,236,322 and 13,271,207  issued and outstanding at December 30, 2000, January 1, 2000 and
           September 30, 2000, respectively .........................................         133          132          133
      Class B common stock, par value $.01, 7,000,000 shares
           authorized, 1,196,283 issued and outstanding .............................          12           12           12
      Additional paid-in-capital ....................................................     118,829      118,608      118,767
      Retained earnings .............................................................     110,404       89,067       93,290
      Stock purchase loans ..........................................................      (1,175)      (1,200)      (1,175)
                                                                                        ---------    ---------    ---------
               Total stockholders' equity ...........................................     228,203      206,619      211,027
                                                                                        ---------    ---------    ---------
               Total liabilities and stockholders' equity ...........................   $ 388,709    $ 330,992    $ 318,434
                                                                                        =========    =========    =========

Note: The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                See notes to consolidated financial statements.

                                FRIEDMAN'S INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)

                                                                                            Three months ended
                                                                                       December 30,      January 1,
                                                                                          2000              2000
                                                                                       ------------      ----------
Operating Activities:
      Net income ...................................................................    $ 17,331          $ 14,830
      Adjustments to reconcile net income to cash
          provided by (used in) operating activities:
          Depreciation and amortization ............................................       2,736             2,219
          Provision for doubtful accounts ..........................................      18,613            13,287
          Income from related party ................................................         (84)              (84)
          Changes in assets and liabilities:
               Increase in accounts receivable .....................................     (54,421)          (46,831)
               Increase in inventories .............................................     (31,787)          (17,226)
               (Increase) decrease in other assets .................................        (971)              884
               Increase in accounts payable and
                   accrued liabilities .............................................      79,698            59,561
                                                                                        --------          --------
                   Net cash provided by operating activities .......................      31,115            26,640
Investing Activities:
      Additions to equipment and improvements ......................................      (4,995)           (6,939)
                                                                                        --------          --------
               Net cash used in investing activities ...............................      (4,995)           (6,939)
Financing Activities:
      Repayments of bank borrowings ................................................     (26,123)          (19,585)
      Proceeds from employee stock purchases and options exercised .................          62                65
      Payment of cash dividend .....................................................        (217)             (180)
                                                                                        --------          --------
               Net cash used in investing activities ...............................     (26,278)          (19,700)
                                                                                        --------          --------
(Decrease) Increase in cash ........................................................        (158)                1
Cash, beginning of period ..........................................................         459             1,076
                                                                                        --------          --------
Cash, end of period ................................................................    $    301          $  1,077
                                                                                        ========          ========

           See notes to condensed consolidated financial statements.

                                FRIEDMAN"S INC.

                  Notes to Consolidated Financial Statements

                                  (Unaudited)

                               December 30, 2000



Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. Annual Report on Form 10-K for the year ended September 30, 2000.
 .

Note B - Earnings per Share

     The dilutive effect of stock options on the weighted average number of shares outstanding for the period was zero for the three months ended December 30, 2000 and January 1, 2000.

Note C - Reclassifications

     Certain balances as of January 1, 2000 have been reclassified to conform to the current year financial statement presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Certain of the matters discussed in this document and in documents incorporated by reference in this document, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Friedman's Inc. ("Friedman's" or the "Company") to be materially different from future results performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance" in Item 7 of the Company's Annual Report on Form 10-K. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Results of Operations
---------------------

          Net sales increased 14.5% to $173.4 million for the three months ended December 30, 2000, from $151.4 million for the three months ended January 1, 2000. Net sales, excluding the consolidation of internet operations, increased 14.4% to $173.3 million for the three months ended December 30, 2000 as compared to the comparable period last year. Comparable store net merchandise sales increased 5.5% for the three months ended December 30, 2000.

     Cost of goods sold, including occupancy, distribution and buying costs, increased 11.0% to $87.1 million, or 50.2%, of net sales, for the three months ended December 30, 2000, versus $78.5 million, or 51.8%, of net sales, for the three months ended January 1, 2000. The decrease as a percentage of net sales was primarily the result of an improved merchandise gross margin rate and lower store occupancy costs. The improved gross margin rate was primarily due to lower sales of clearance merchandise as compared to comparable period in the prior year.

     Selling, general and administrative expenses increased 21.3% to $56.2 million for the three months ended December 30, 2000, from $46.4 million for the three months ended January 1, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 32.4% as compared to 30.6% for the comparable period last year. Excluding the consolidation of internet operations, selling, general and administrative expenses increased 20.0% to $55.7 million for the three months ended December 30, 2000 and as a percent to net sales, increased to 32.1%. The increase as a percentage of net sales was primarily the result of increases in advertising costs and provision for bad debt, partially offset by decreases in operating expenses. The increase in advertising was the result of increased television advertising and direct mail inserts compared to the comparable period last year. The increase in the provision for bad debt as a percentage of net sales was primarily the result of increased charge offs as compared to the comparable period last year.

     Depreciation and amortization expenses increased 27.4% to $2.8 million for the three months ended December 30, 2000, from $2.2 million for the three months ended January 1, 2000. Depreciation and amortization expense as a percentage of net sales was 1.6% for the three months ended December 30, 2000 compared to 1.5% in the comparable period in the prior year. Excluding the consolidation of internet operations, depreciation and amortization expenses increased 23.2% to $2.7 million for the three months ended December 30, 2000 and as a percentage of net sales increased to 1.6%. In general, depreciation and amortization expenses as a percentage of net sales may continue to increase as a result of additional investments in systems and infrastructure, but management does not believe that such potential increases represent a material continuing trend.

     Interest and other income from a related party increased to $648,000 for the three months ended December 30, 2000 compared to $583,000 for the three months ended January 1, 2000. Interest expense increased to $1.4 million for the three months ended December 30, 2000 compared to $1.0 million for the three months ended January 1, 2000. The increase in interest expense was due primarily to higher average outstanding borrowings on the

Company's line of credit and an increase in the Company's effective interest rate. See "Liquidity and Capital Resources."

     Net income increased by 16.9% to $17.3 million for the three months ended December 30, 2000 compared to $14.8 million for the three months ended January 1, 2000. Net income, excluding the consolidation of internet operations, increased by 18.5% to $17.6 million for the three months ended December 30, 2000. Basic and diluted earnings per share increased 16.5% to $1.20 for the three months ended December 30, 2000 from $1.03 for the three months ended January 1, 2000. Basic and diluted earnings per share, excluding the consolidation of internet operations, increased 17.5% to $1.21, for the three months ended December 30, 2000. Basic and diluted weighted average common shares outstanding increased 0.3% to 14,473,000 for the three months ended December 30, 2000 from 14,427,000 for the comparable period in the prior year.

Liquidity and Capital Resources
-------------------------------

     During the three months ended December 30, 2000, net cash provided by the Company's operating activities was $31.1 million compared to $26.6 million for three months ended January 1, 2000. For the three months ended December 30, 2000, cash provided by operations was favorably impacted, as compared to the prior year, by increased net income and decreased net inventory levels, including accounts payable, offset by increases in customer accounts receivable.

     Investing activities used cash of $5.0 million for the three months ended December 30, 2000 compared to $6.9 million during the three months ended January 1, 2000. The decrease is due primarily to the addition of 12 new stores for the three months ended December 30, 2000 compared to 33 new stores for the comparable period in the prior year and a $1.5 million investment in new store displays made in the comparable period in the prior year.

     Financing activities used $26.3 million of cash for the three months ended December 30, 2000 compared to $19.7 million for three months ended January 1, 2000. This cash was used primarily to repay bank borrowings for both periods.

     Currently, the Company has a three year $67.5 million senior secured revolving credit facility maturing on September 15, 2002. Borrowings under the credit facility bear interest at either the federal funds rate plus 0.5%, the prime rate or, at the Company's option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on a calculation of the combined leverage ratio of the Company and Crescent Jewelers, an affiliate of the Company. The facility contains certain financial covenants and is secured by certain of the Company's assets. At December 30, 2000, $22.3 million was outstanding under the facility, with interest accruing on such borrowings in a range from 8.4% to 9.5%. Management believes that the Company's credit facility will be sufficient to fund the Company's working capital requirements through fiscal 2001.

     In connection with the credit facility, the Company provides certain credit enhancements and guaranties the obligations of Crescent under its $112.5 million senior secured revolving credit facility. In consideration for this guaranty, Crescent makes quarterly payments to the Company in an amount equal to 2% per annum of the outstanding obligations of Crescent under its credit facility during the preceding fiscal quarter. In further consideration of this guaranty, Crescent issued the Company a warrant to purchase 7,942,904 shares of Crescent's non-voting Class A Common Stock, or approximately 50% of the capital stock of Crescent on a fully diluted basis, for an exercise price of $500,000.

     On October 16, 2000, a quarterly dividend of $0.015 per share, or $217,000, was paid to stockholders of record of the Corporation at the close of business on September 30, 2000. On December 1, 2000 a quarterly dividend of $0.015 was declared, payable on January 17, 2001, to Stockholders of record as of December 31, 2000.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K

          The Company did not file any Current Reports on Form 8-K during the three month period ended December 30, 2000.

          The exhibits to this report on Form 10-Q are listed on the Exhibit Index which immediately follows the signature page hereto.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 13, 2001.


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