Form 10-Q
period 2001-03-31
FRIEDMANS INC
filed 2001-05-15
CIK 911004

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the Quarterly Period Ended March 31, 2001

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From __________________ to __________________

Commission file number  0-22356



                                FRIEDMAN'S INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                 Delaware                               58-2058362
      -------------------------------               -------------------
      (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identificaiton No.)



          4 West State Street
        Savannah, Georgia 31401                             31401
----------------------------------------                  ----------
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

  The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at May 13, 2001 was 13,320,100.

  The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at May 13, 2001 was 1,196,283.

                                     Index

                                Friedman's Inc.


Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

         Income Statements - Three and six months ended March 31, 2001 and April 1, 2000

         Balance Sheets - March 31, 2001, April 1, 2000 and September 30, 2000

         Statements of Cash Flows - Six months ended March 31, 2001 and April 1, 2000

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

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information
Item 1.
                                FRIEDMAN'S INC.
                        Consolidated Income Statements
                                  (Unaudited)
              (In thousands, except per share and share amounts)




                                                               Three months ended    Six months ended
                                                               March 31,  April 1,  March 31,   April 1,
                                                                 2001       2000      2001        2000
                                                               ---------  --------  ---------  ---------
Net sales.....................................................  $88,106   $80,403   $261,541   $231,821

Operating Costs and Expenses:
  Cost of goods sold including occupancy,
     distribution and buying..................................   47,717    43,516    134,852    121,990
  Selling, general and administrative.........................   33,265    29,369     89,415     75,740
  Depreciation and amortization...............................    2,966     2,324      5,882      4,543
                                                                -------   -------   --------   --------
Income from operations........................................    4,158     5,194     31,392     29,548

Interest and other income from related party..................     (643)     (584)    (1,292)    (1,167)
Interest expense..............................................    1,238     1,114      2,661      2,131
                                                                -------   -------   --------   --------
Income before income taxes....................................    3,563     4,664     30,023     28,584
Income tax expense............................................    1,317     1,701     10,648     10,791
Minority interest...........................................       (198)        0       (400)         0
                                                                -------   -------   --------   --------
Net income....................................................  $ 2,444   $ 2,963   $ 19,775   $ 17,793
                                                                =======   =======   ========   ========
Earnings per share - basic....................................  $  0.17   $  0.21   $   1.37   $   1.23
                                                                =======   =======   ========   ========
Earnings per share - diluted..................................  $  0.17   $  0.21   $   1.37   $   1.23
                                                                =======   =======   ========   ========
Weighted average shares - basic...............................   14,494    14,438     14,483     14,433
Weighted average shares - diluted.............................   14,494    14,438     14,483     14,433

Number of stores open ........................................      635       574        635        574

                See notes to consolidated financial statements.

                                FRIEDMAN'S INC.
                          Consolidated Balance Sheets
              (In thousands, except per share and share amounts)



                                                                           March 31,       April 1,     September 30,
                                                                              2001           2000            2000
                                                                           ---------       --------     -------------
                                                                                 (Unaudited)               (Note)
Assets
Current Assets:
  Cash..................................................................   $    420        $  1,042        $    459
  Accounts receivable, net of allowance for doubtful accounts of
     $15,550 at March 31, 2001, $14,173 at April 1, 2000 and $13,514
     at September 30, 2000..............................................    145,557         121,523         122,168
  Inventories...........................................................    140,488         128,462         121,607
  Deferred income taxes.................................................      3,107           3,629           3,105
  Other current assets..................................................      8,169           3,267           5,187
                                                                           --------        --------        --------
    Total current assets................................................    297,741         257,923         252,526

Equipment and improvements, net.........................................     56,463          49,734          56,420
Tradename rights, net...................................................      5,258           5,728           5,493
Other assets............................................................      3,579           4,384           3,995
                                                                           --------        --------        --------
     Total assets.......................................................   $363,041        $317,769        $318,434
                                                                           ========        ========        ========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable......................................................   $ 49,900        $ 37,470        $ 40,494
  Accrued liabilities...................................................     20,804          22,964          15,772
                                                                           --------        --------        --------
     Total current liabilities..........................................     70,704          60,434          56,266

Bank debt...............................................................     59,304          45,853          48,430
Deferred income taxes and other.........................................      1,769           2,026           2,221
Minority interest in equity of subsidiaries.............................        665                             490

Stockholders' Equity:
  Preferred stock, par value $.01, 10,000,000 shares authorized;
     and none issued....................................................          -               -               -
  Class A common stock, par value $.01, 25,000,000 shares
     authorized, 13,320,100, 13,250,857 and 13,271,207 issued and outstanding at March 31, 2001, April 1, 2000 and
     September 30, 2000, respectively...................................        133             133             133
  Class B common stock, par value $.01, 7,000,000 shares
     authorized, 1,196,283 issued and outstanding.......................         12               2              12
  Additional paid-in-capital............................................    119,014         118,681         118,767
  Retained earnings.....................................................    112,600          91,815          93,290
  Stock purchase loans..................................................     (1,160)         (1,185)         (1,175)
                                                                           --------        --------        --------
        Total stockholders' equity......................................    230,599         209,456         211,027
                                                                           --------        --------        --------
        Total liabilities and stockholders' equity......................   $363,041        $317,769        $318,434
                                                                           ========        ========        ========

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

                                FRIEDMAN'S INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)



                                                                          Six months ended
                                                                         March 31,  April 1,
                                                                            2001      2000
                                                                         ---------  --------
Operating Activities:
 Net income....................................................          $ 19,775   $ 17,793
 Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
  Depreciation and amortization................................             5,882      4,543
  Provision for doubtful accounts..............................            27,187     21,027
  Income from related party....................................              (168)      (166)
  Changes in assets and liabilities:
   Increase in accounts receivable.............................           (50,577)   (44,770)
   Increase in inventories.....................................           (18,881)   (14,334)
   (Increase) decrease in other assets.........................            (2,044)       908
   Increase in accounts payable and accrued liabilities........            15,743      7,150
                                                                         --------   --------
    Net cash used by operating activities......................            (3,083)    (7,849)
Investing Activities:
 Additions to equipment and improvements.......................            (7,658)    (9,648)
 Repayments of employee stock purchases........................                15         15
                                                                         --------   --------
   Net cash used in investing activities.......................            (7,643)    (9,633)
Financing Activities:
 Proceeds from bank borrowings.................................            10,874     17,669
 Proceeds from employee stock purchases and options exercised..               247        139
 Payment of cash dividend......................................              (434)      (360)
                                                                         --------   --------
   Net cash provided by investing activities...................            10,687     17,448
                                                                         --------   --------
Decrease in cash...............................................               (39)       (34)
Cash, beginning of period......................................               459      1,076
                                                                         --------   --------
Cash, end of period............................................          $    420   $  1,042
                                                                         ========   ========


           See notes to condensed consolidated financial statements.

                                FRIEDMAN'S INC.

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

                                 March 31, 2001



Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. Annual Report on Form 10-K for the year ended September 30, 2000.

Note B - Earnings per Share

     The dilutive effect of stock options on the weighted average number of shares outstanding for the period was zero for the three months and six months ended March 31, 2001 and April 1, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Certain of the matters discussed in this document and in documents incorporated by reference in this document, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Friedman's Inc. ("Friedman's" or the "Company") to be materially different from future results performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed under "Factors Affecting Future Performance" below . All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

Three months ended March 31, 2001 compared to three months ended April 1, 2000
------------------------------------------------------------------------------

Results of Operations
---------------------

     Net sales increased 9.6% to $88.1 million for the three months ended March 31, 2001, from $80.4 million for the three months ended April 1, 2000. The increase in net sales was attributable to the net addition of 61 new stores since April 1, 2000, which was partially offset by a comparable store net merchandise sales decrease of 0.2% for the three months ended March 31, 2001.

     Cost of goods sold, including occupancy, distribution and buying, increased 9.7% to $47.7 million, or 54.2%, of net sales, for the three months ended March 31, 2001, versus $43.5 million, or 54.1% of net sales, for the three months ended April 1, 2000. The increase in cost of goods sold was attributable to the net addition of 61 new stores since April 1, 2000.

     Selling, general and administrative expenses increased 13.3% to $33.3 million for the three months ended March 31, 2001, from $29.4 million for the three months ended April 1, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 37.8% of net sales for the three months ended March 31, 2001 from 36.5% for the three months ended April 1, 2000. Excluding the consolidation of internet operations, selling, general and administrative expenses increased 11.4% to $32.7 million for the three months ended March 31, 2001 and as a percentage of net sales, increased to 37.2% from 36.5% for the three months ended April 1, 2000. The increase as a percentage of net sales was primarily the result of a non-comparable charge of $0.4 million related to the closing of seven stores, and increased advertising expenses, partially offset by improvements in operating expenses and an increase in net earnings from credit operations. The increase in advertising was the result of increased television advertising and direct mail inserts compared to the comparable period last year. The improvement in operating expenses was primarily due to improved expense management. The improvement in credit operations was primarily the result of increases in credit revenues generated from customer accounts receivable.

     Depreciation and amortization expenses increased 27.6% to $3.0 million for the three months ended March 31, 2001, from $2.3 million for the three months ended April 1, 2000. Depreciation and amortization expense as a percentage of net sales was 3.4% for the three months ended March 31, 2001 compared to 2.9% in the comparable period in the prior year. Excluding the consolidation of internet operations, depreciation and amortization expenses increased 25.1% to $2.9 million for the three months ended March 31, 2001 and as a percentage of net sales increased to 3.3% compared to 2.9% in the comparable period in the prior year. The increase in depreciation and amortization as a percentage of net sales was due primarily to expenses associated with the accelerated depreciation for seven store closings and the decrease in comparable store sales. In general, depreciation and amortization expenses as a percentage of net sales may continue to increase as a result of additional investments in stores, systems and infrastructure, but management does not believe that such potential increases represent a material continuing trend.

     Interest and other income from a related party increased to $643,000 for the three months ended March 31, 2001 compared to $584,000 for the three months ended April 1, 2000. Interest expense increased to $1.2 million for the three months ended March 31, 2001 compared to $1.1 million for the three months ended April 1, 2000. The increase in interest expense was due primarily to higher average outstanding borrowings on the Company's line of credit and an increase in the Company's effective interest rate. See "Liquidity and Capital Resources."

     Net income decreased by 17.5% to $2.4 million for the three months ended March 31, 2001 compared to $3.0 million for the three months ended April 1, 2000. Basic and diluted earnings per share decreased 19.0% to $0.17 per share for the three months ended March 31, 2001 from $0.21 per share for the three months ended April 1, 2000. Excluding the charge for store closing costs and the loss from internet operations, basic and diluted earnings per share remained unchanged at $0.21 per share for the three months ended March 31, 2001. Basic and diluted weighted average common shares outstanding increased 0.4% to 14,494,000 for the three months ended March 31, 2001 from 14,438,000 for the comparable period in the prior year.

Six months ended March 31, 2001 compared to six months ended April 1, 2000
--------------------------------------------------------------------------

Results of Operations
---------------------

     Net sales increased 12.8% to $261.5 million for the six months ended March 31, 2001 from $231.8 million for the six months ended April 1, 2000. The increase in net sales was attributable to the net addition of 61 new stores since January 1, 2000 and an increase in comparable store net merchandise sales of 3.5% for the six months ended March 31, 2001.

     Cost of goods sold, including occupancy, distribution and buying, increased 10.5% to $134.9 million, or 51.6%, of net sales, for the six months ended March 31, 2001 versus $122.0 million, or 52.6% of net sales, for the six months ended April 1, 2000. The decrease as a percentage of net sales was primarily the result of a higher merchandise gross margin rate as a percentage of net sales. The higher merchandise gross margin rate was primarily due to less sales of lower gross margin clearance merchandise as compared to the prior year. In general, cost of goods sold as a percentage of net sales may increase as a result of the Company's merchandising and promotional activities, but management does not believe that such potential increases represent a material continuing trend.

     Selling, general and administrative expenses increased 18.1% to $89.4 million for the six months ended March 31, 2001, from $75.7 million for the six months ended April 1, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 34.2% of net sales for the six months ended March 31, 2001 from 32.7% for the six months ended April 1, 2000. Excluding the consolidation of internet operations, selling, general and administrative expenses increased 16.7% to $88.4 million for the six months ended March 31, 2001, and as a percentage of net sales, increased to 33.8% from 32.7% for the six months ended April 1, 2000. The increase as a percentage of net sales was primarily the result of increases in advertising expenses and provision for bad debts, partially offset by decreases in operating expenses. The increase in advertising was the result of increased television advertising and direct mail inserts compared to the comparable period last year. The increase in the provision for bad debt as a percentage of net sales was primarily the result of increased charge offs as compared to the comparable period last year.

     Depreciation and amortization expenses increased 29.5% to $5.9 million for the six months ended March 31, 2001, from $4.5 million for the six months ended April 1, 2000. Depreciation and amortization expense as a percentage of net sales was 2.2% for the six months ended March 31, 2001 compared to 2.0% in the comparable period in the prior year. Excluding the consolidation of internet operations, depreciation and amortization expenses increased 24.2% to $5.6 million for the six months ended March 31, 2001 and as a percentage of net sales increased to 2.2% compared to 2.0% in the comparable period in the prior year. In general, depreciation and amortization expenses as a percentage of net sales may continue to increase as a result of additional investments in stores, systems and infrastructure, but management does not believe that such potential increases represent a material continuing trend.

     Interest and other income from a related party increased to $1.3 million for the six months ended March 31, 2001 compared to $1.2 million for the six months ended April 1, 2000. Interest expense increased to $2.7 million for the six months ended March 31, 2001 compared to $2.1 million for the three months ended January 1, 2000. The increase in interest expense was due primarily to higher average outstanding borrowings on the Company's line of credit and an increase in the Company's effective interest rate. See "Liquidity and Capital Resources."

     Net income increased by 11.1% to $19.8 million for the six months ended March 31, 2001 compared to $17.8 million for the six months ended April 1, 2000. Basic and diluted earnings per share increased 11.4% to

$1.37 per share for the six months ended March 31, 2001 from $1.23 per share for the six months ended April 1, 2000. Excluding the charge for store closing costs and the loss from internet operations, basic and diluted earnings per share increased 15.4% to $1.42 per share for the six months ended March 31, 2001 from $1.23 per share for the six months ended April 1, 2000. Basic and diluted weighted average common shares outstanding increased 0.3% to 14,483,000 for the six months ended March 31, 2001 from 14,433,000 for the comparable period in the prior year.

Liquidity and Capital Resources
-------------------------------

     During the six months ended March 31, 2001, net cash used by the Company's operating activities was $3.1 million compared to $7.9 million for the six months ended April 1, 2000. For the six months ended March 31, 2001, cash provided by operations was favorably impacted, as compared to the prior year, by increased net income and decreased net inventory levels, including accounts payable, offset by increases in customer accounts receivable.

     Investing activities used cash of $7.6 million for the six months ended March 31, 2001 compared to $9.6 million during the six months ended April 1, 2000. The decrease was due primarily to the addition of 16 new stores for the six months ended March 31, 2001 compared to 43 new stores for the comparable period in the prior year.

     Financing activities provided $10.7 million of cash for the six months ended March 31, 2001 compared to $17.4 million for the six months ended April 1, 2000. This cash was mostly provided from bank borrowings for the six months ended March 31, 2001.

     Currently, the Company has a $67.5 million senior secured revolving credit facility maturing on September 15, 2002. Borrowings under the credit facility bear interest at either the federal funds rate plus 0.5%, the prime rate or, at the Company's option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on a calculation of the combined leverage ratio of the Company and Crescent Jewelers, an affiliate of the Company. The facility contains certain financial covenants and is secured by certain of the Company's assets. At March 31, 2001, $59.3 million was outstanding under the facility, with interest accruing on such borrowings in a range from 6.4% to 8.5%. Management believes that the Company's credit facility will be sufficient to fund the Company's working capital requirements through fiscal 2001.

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

      On March 2, 2001, the Company's Board of Directors declared an increase in its annual cash dividend from $0.06 per share on an annual basis to $0.07 per share on an annual basis and subsequently declared a quarterly dividend of $0.0175, payable on April 16, 2001, to Stockholders of record as of March 31, 2001.

                      FACTORS AFFECTING FUTURE PERFORMANCE

Our growth may place a strain on our resources and may affect adversely the results of our operations.

          The number of stores we operate has increased greatly during the past three years. For example, we opened approximately 70 net new stores from December 1999 to December 2000, and have continued to expand our store base during fiscal 2001. The success of our expansion program will depend on the performance of our existing stores, our ability to find suitable store locations and our ability to hire and train qualified store personnel. We anticipate that there will continue to be significant competition among specialty retailers for desirable store sites and qualified personnel. Furthermore, if our operations fail to generate sufficient cash flow, we may require additional capital to finance our planned expansion. Our growth has placed, and will continue to place, significant demands on all aspects of our business, including our management information and distribution systems and personnel. For these reasons, we may not be successful in continuing our growth or successfully managing our growth which could result in a reduction in our historical revenue growth or an increase in cost of goods sold which would directly and adversely affect our earnings.

Our industry is highly competitive, and if we fall behind our competitors, our earnings and stock price may be adversely affected.

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

     Jewelry is a luxury item, not a necessity product. As a result, adverse trends in the general economy, such as decreases in employment levels, wages and salaries, may affect sales of our jewelry. Historically, people spend less money on luxury items, such as jewelry, during a decline in general economic activity. Also, negative developments in local economic conditions, such as plant closings, industry slowdown and government employment cutbacks, may affect sales of our jewelry. We depend on customer traffic at the power strip centers and malls where our stores are located. A reduction in consumer spending due to general economic conditions could negatively affect our net sales.

     A majority of our customers use credit (either from us or another consumer credit source) to purchase jewelry from us. When there are adverse trends in the general economy or increases in interest rates, fewer people use credit. General economic trends also affect our credit operations. Any downturn in general or local economic conditions in the markets in which we operate would affect adversely our ability to collect outstanding credit accounts receivable. See Item 6. "Selected Financial Data" and Item 1. "Business - Credit Operations."

Instances of litigation relating to the sale of credit insurance have increased in the retail industry and our business could be adversely affected by this litigation.

     States' Attorneys General and private plaintiffs have filed lawsuits against other retailers relating to improper practices conducted in connection with the sale of credit insurance in several jurisdictions around the country. We offer credit insurance in all of our stores and encourage the purchase of credit insurance products in connection with sales of merchandise on credit. Similar litigation may be brought against us, and we could be liable for substantial damages or may be forced to incur substantial costs as part of an out-of-court settlement. This could have a material adverse affect our results of operations and stock price. Also, an adverse judgment could affect our reputation and this could have a negative impact on sales of our jewelry and credit insurance products.

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

     Federal and state consumer protection laws and regulations limit the manner in which we may offer and extend credit and the various types of insurance that we offer. Any adverse change in the regulation of credit could adversely affect our net sales and cost of goods sold. For example, new laws or regulations could limit the amount of interest or fees we could charge on consumer loan accounts, or restrict our ability to collect on account balances. Compliance with, or any violation of, existing and future laws or regulations could require us to make material expenditures or otherwise adversely effect our business or financial results.

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

Part II.  Other Information


Item 4.   Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Stockholders of the Company held on March 1, 2001, the following matters were brought before and voted upon by the stockholders:

                              Class A Common Stock
                              --------------------

          1. A proposal to elect the following persons to the Board of Directors to serve until the 2002 Annual Meeting of Stockholders of the Company:


                                              For           Withhold Authority
                                              ---           ------------------
                John E. Cay III            11,444,975            104,523
                Robert W. Cruickshank      11,332,765            216,733
                David B. Parshall          11,441,245            108,253

                              Class B Common Stock
                              --------------------

          2. A proposal to elect the following persons to the Board of Directors to serve until the 2002 Annual Meeting of Stockholders of the Company:

                                               For          Withhold Authority
                                               ---          ------------------
                Bradley J. Stinn            1,196,283              0
                Sterling B. Brinkley        1,196,283              0
                Mark C. Pickup              1,196,283              0

          3. A proposal to ratify the selection of Ernst & Young LLP as independent certified public accountants of the Company for the fiscal year ending September 30, 2001:

                   For              Against          Abstain
                   ---              -------          -------
                1,196,283              0                0


          4. A proposal to ratify an amendment to the 1994 Stock Option Plan for Outside Directors:

                   For              Against          Abstain
                   ---              -------          -------
                1,196,283              0                0



          5. A proposal to ratify an amendment to the 1999 Long-Term Incentive
          Plan:

                   For              Against          Abstain
                   ---              -------          -------
                1,196,283              0                0


Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the three month period ended March 31, 2001.

         The exhibits to this report on Form 10-Q are listed on the Exhibit Index which immediately follows the signature page hereto.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2001.




                                  FRIEDMAN'S INC.

                            By:   /s/ Victor M. Suglia
                                  -----------------------------------------
                                  Victor M. Suglia
                                  Senior Vice President and Chief
                                  Financial Officer

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