Form 10-Q
period 2001-06-30
FRIEDMANS INC
filed 2001-08-14
CIK 911004

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2001

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From __________________ to ___________________

Commission file number 0-22356



                                FRIEDMAN'S INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



              Delaware                                        58-2058362
------------------------------------------               -------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)



          4 West State Street
        Savannah, Georgia 31401                               31401
------------------------------------------               ---------------
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

The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at May 13, 2001 was 13,321,655.

The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at May 13, 2001 was 1,196,283.

                                     Index

                                Friedman's Inc.

Part I.  Financial Information

Item 1.  Consolidated Financial Statements (Unaudited)

         Income Statements - Three and nine months ended June 30, 2001 and July 1, 2000

         Balance Sheets - June 30, 2001, July 1, 2000 and September 30, 2000

         Statements of Cash Flows - Nine months ended June 30, 2001 and July 1, 2000

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

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information
Item 1.

                                FRIEDMAN'S INC.
                        Consolidated Income Statements
                                  (Unaudited)
              (In thousands, except per share and share amounts)


                                                                                Three months ended            Nine months ended
                                                                              June 30,        July 1,      June 30,         July 1,
                                                                                2001           2000          2001            2000
                                                                             ---------      ---------      ---------      ---------
Net sales ..............................................................     $  83,730      $  80,160      $ 345,271      $ 311,981

Operating Costs and Expenses:
      Cost of goods sold including occupancy,
           distribution and buying .....................................        44,921         41,784        179,773        163,774
      Selling, general and administrative ..............................        44,924         31,813        134,337        107,553
      Depreciation, amortization and impairment charges ................         5,079          2,458         10,962          7,001
                                                                             ---------      ---------      ---------      ---------
(Loss) income from operations ..........................................       (11,194)         4,105         20,199         33,653

Interest and other income from related party ...........................          (625)          (618)        (1,917)        (1,785)
Interest expense .......................................................         1,243          1,212          3,904          3,343
                                                                             ---------      ---------      ---------      ---------
(Loss) income before income taxes ......................................       (11,812)         3,511         18,212         32,095
Income tax (benefit) expense ...........................................        (3,793)         1,264          6,855         12,055
Minority interest ......................................................          (974)             0         (1,374)             0
                                                                             ---------      ---------      ---------      ---------
Net (loss) income ......................................................     $  (7,045)     $   2,247      $  12,731      $  20,040
                                                                             =========      =========      =========      =========

(Loss) earnings per share - basic & diluted ............................     $   (0.49)     $    0.16      $    0.88      $    1.39
                                                                             =========      =========      =========      =========

Weighted average shares - basic ........................................        14,517         14,453         14,495         14,439
Weighted average shares - diluted ......................................        14,621         14,453         14,495         14,439


Number of stores open ..................................................           635            599            635            599

                See notes to consolidated financial statements.

                                FRIEDMAN'S INC.
                          Consolidated Balance Sheets
              (In thousands, except per share and share amounts)



                                                                                 June 30,       July 1,    September 30,
                                                                                   2001          2000         2000
                                                                               ------------   ----------   -------------
                                                                                (Unaudited)                   (Note)
Assets
Current Assets:
      Cash ..................................................................    $     379    $     835    $     459
      Accounts receivable, net of allowance for doubtful accounts of $21,563 at June 30, 2001, $15,013 at July 1, 2000
           and $13,514 at September 30, 2000.................................      137,498      123,700      122,168
      Inventories ...........................................................      141,672      129,980      121,607
      Deferred income taxes .................................................        3,107        3,628        3,105
      Other current assets ..................................................        8,633        3,337        5,187
                                                                                 ---------    ---------    ---------
           Total current assets..............................................      291,289      261,480      252,526

Equipment and improvements, net .............................................       53,647       52,479       56,420
Tradename rights, net .......................................................        5,140        5,611        5,493
Other assets ................................................................        3,430        4,190        3,995
                                                                                 ---------    ---------    ---------
           Total assets .....................................................    $ 353,506    $ 323,760    $ 318,434
                                                                                 =========    =========    =========

Liabilities and Stockholders' Equity
Current Liabilities:
      Accounts payable ......................................................    $  51,447    $  44,523    $  40,494
      Accrued liabilities ...................................................       16,413       18,541       15,772
                                                                                 ---------    ---------    ---------
           Total current liabilities ........................................       67,860       63,064       56,266

Bank debt ...................................................................       60,595       47,220       48,430
Deferred income taxes and other .............................................        1,686        1,944        2,221
Minority interest in equity of subsidiaries .................................           --           --          490

Stockholders' Equity:
      Preferred stock, par value $.01, 10,000,000 shares authorized;
           and none issued ..................................................           --           --           --
      Class A common stock, par value $.01, 25,000,000 shares
           authorized, 13,321,655, 13,261,807 and 13,271,207 issued and outstanding at June 30, 2001, July 1, 2000 and
           September 30, 2000, respectively .................................          133          133          133
      Class B common stock, par value $.01, 7,000,000 shares
           authorized, 1,196,283 issued and outstanding .....................           12           12           12
      Additional paid-in-capital ............................................      119,066      118,725      118,767
      Retained earnings .....................................................      105,294       93,842       93,290
      Stock purchase loans ..................................................       (1,140)      (1,180)      (1,175)
                                                                                 ---------    ---------    ---------
               Total stockholders' equity....................................      223,365      211,532      211,027
                                                                                 ---------    ---------    ---------
               Total liabilities and stockholders' equity ...................    $ 353,506    $ 323,760    $ 318,434
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

                                FRIEDMAN'S INC.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                (In thousands)


                                                                                                     Nine months ended
                                                                                               June 30,              July 1,
                                                                                                 2001                 2000
                                                                                              ----------            --------
Operating Activities:
      Net income .........................................................................     $ 12,731             $ 20,040
      Adjustments to reconcile net income to cash
          used in operating activities:
          Depreciation, amortization & impairment charges ................................       10,566                7,000
          Provision for doubtful accounts ................................................       43,284               29,749
          Income from related party ......................................................         (252)                (251)
          Changes in assets and liabilities:
               Increase in accounts receivable ...........................................      (58,614)             (55,669)
               Increase in inventories ...................................................      (20,065)             (15,852)
               (Increase) decrease in other assets .......................................       (2,359)               1,033
               Increase in accounts payable and
                   accrued liabilities ...................................................       12,223                8,892
                                                                                               --------             --------
                   Net cash used in operating
                        activities .......................................................       (2,486)              (5,058)
Investing Activities:
      Additions to equipment and improvements ............................................       (9,405)             (13,845)
      Repayments of employee stock purchases ..............................................          35                   20
                                                                                               --------             --------
               Net cash used in investing
                        activities .......................................................       (9,370)             (13,825)
Financing Activities:
      Proceeds from bank borrowings ......................................................       12,165               19,036
      Proceeds from employee stock purchases and options exercised .......................          299                  183
      Payment of cash dividend ...........................................................         (688)                (577)
                                                                                               --------             --------
               Net cash provided by financing
                        activities .......................................................       11,776               18,642
                                                                                               --------             --------
Decrease in cash .........................................................................          (80)                (241)
Cash, beginning of period ................................................................          459                1,076
                                                                                               --------             --------
Cash, end of period ......................................................................     $    379             $    835
                                                                                               ========             ========



           See notes to condensed consolidated financial statements.

                                FRIEDMAN'S INC.

                  Notes to Consolidated Financial Statements

                                  (Unaudited)

                                 June 30, 2001



Note A - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending September 29, 2001. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. Annual Report on Form 10-K for the year ended September 30, 2000. Certain reclassifications have been made to prior year and prior quarters amounts to conform with current quarter presentation.

Note B - Earnings per Share

     The dilutive effect of stock options on the weighted average number of shares outstanding for the period was zero for the three months and nine months ended June 30, 2001 and July 1, 2000, respectively.

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

Three months ended June 30, 2001 compared to three months ended July 1, 2000
----------------------------------------------------------------------------

Results of Operations
---------------------

     Net sales increased 4.5% to $83.7 million for the three months ended June 30, 2001, from $80.2 million for the three months ended July 1, 2000. The increase in net sales was attributable to the net addition of 36 new stores since July 1, 2000 and a comparable store net merchandise sales increase of 0.2% for the three months ended June 30, 2001.

     Cost of goods sold, including occupancy, distribution and buying, increased 7.5% to $44.9 million, or 53.7%, of net sales, for the three months ended June 30, 2001, versus $41.8 million, or 52.1% of net sales, for the three months ended July 1, 2000. The increase in cost of goods sold as a percentage of net sales was primarily due to a slight increase in merchandise cost of goods sold as a percentage of net sales and an increase in reserves for inventory disposition costs.

     Selling, general and administrative expenses increased 41.2% to $44.9 million for the three months ended June 30, 2001, from $31.8 million for the three months ended July 1, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 53.7% of net sales for the three months ended June 30, 2001 from 39.7% for the three months ended July 1, 2000. Selling, general and administrative expenses for the three months ended June 30, 2001 included a non-comparable charge of $3.7 million related to the closing or planned closing of 23 stores and operating expenses of $1.2 million related to the Company's internet joint venture. Excluding the store closing charge and the consolidation of internet operations, selling, general and administrative expenses increased 25.7% to $40.0 million for the three months ended June 30, 2001 and as a percentage of net sales, increased to 47.8% from 39.7% for the three months ended July 1, 2000. The increase as a percentage of net sales was primarily the result of an increase in the provision for bad debt as a percentage of net sales. The increase in the provision for bad debt as a percentage of net sales was the result of increased charge offs as compared to the comparable period last year and an increase in the allowance for doubtful accounts as a percentage to accounts receivable to 13.6% this year as compared to 10.8% in the prior year.

     Depreciation, amortization and impairment charges increased 106.6% to $5.1 million for the three months ended June 30, 2001, from $2.5 million for the three months ended July 1, 2000. Depreciation, amortization and impairment charges as a percentage of net sales was 6.1% for the three months ended June 30, 2001 compared to 3.1% in the comparable period in the prior year. Depreciation, amortization and impairment charges for the three months ended June 30, 2001 included non-comparable charges of $0.6 million related to the closing or planned closing of 23 stores and $1.6 million related to the write-down of impaired assets used in the Company's internet joint venture. Excluding these non-comparable charges, depreciation and amortization expenses increased 16.0% to $2.9 million for the three months ended June 30, 2001 and as a percentage of net sales increased to 3.4% compared to 3.1% in the comparable period in the prior year.

     Interest and other income from a related party increased to $625,000 for the three months ended June 30, 2001 compared to $618,000 for the three months ended July 1, 2000. Interest expense remained unchanged at $1.2 million for the three months ended June 30, 2001 and July 1, 2000.

     Net earnings decreased by 413.5% to a net loss of $7.0 million for the three months ended June 30, 2001 compared to net income of $2.2 million for the three months ended July 1, 2000. Basic and diluted earnings per share decreased 406.3% to a loss of $0.49 per share for the three months ended June 30, 2001 from income of $0.16 per share for the three months ended July 1, 2000. Basic weighted average common shares outstanding increased 0.4% to 14,517,000 for the three months ended June 30, 2001 from 14,453,000 for the comparable period in the prior year. Diluted weighted average common shares outstanding increased 1.2% to 14,621,000 for the three months ended June 30, 2001 from 14,453,000 for the comparable period in the prior year.

Nine months ended June 30, 2001 compared to nine months ended July 1, 2000
--------------------------------------------------------------------------

Results of Operations
---------------------

     Net sales increased 10.7% to $345.3 million for the nine months ended June 30, 2001 from $312.0 million for the nine months ended July 1, 2000. The increase in net sales was attributable to the net addition of 36 new stores since July 1, 2000 and an increase in comparable store net merchandise sales of 2.7% for the nine months ended June 30, 2001.

     Cost of goods sold, including occupancy, distribution and buying, increased 9.8% to $179.8 million, or 52.1%, of net sales, for the nine months ended June 30, 2001 versus $163.8 million, or 52.5% of net sales, for the nine months ended July 1, 2000. The decrease as a percentage of net sales was primarily the result of a higher merchandise gross margin as a percentage of net sales. The higher merchandise gross margin was primarily due to less sales of lower gross margin clearance merchandise as compared to the comparable period in the prior year.

     Selling, general and administrative expenses increased 24.9% to $134.3 million for the nine months ended June 30, 2001, from $107.6 million for the nine months ended July 1, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 38.9% of net sales for the nine months ended June 30, 2001 from 34.5% for the nine months ended July 1, 2000. Selling, general and administrative expenses for the nine months ended June 30, 2001 included non-comparable charges of $4.2 million related to the closing or planned closing of 34 stores and operating expenses of $2.2 million related to the Company's internet joint venture. Excluding the store closing charge and the consolidation of internet operations, selling, general and administrative expenses increased 18.9% to $127.9 million for the nine months ended June 30, 2001, and as a percentage of net sales, increased to 37.0% from 34.5% for the nine months ended July 1, 2000. The increase as a percentage of net sales was primarily the result of increases in provision for bad debts. The increase in the provision for bad debt as a percentage of net sales was primarily the result of increased charge offs as compared to the comparable period last year.

     Depreciation, amortization and impairment charges increased 56.6% to $11.0 million for the nine months ended June 30, 2001, from $7.0 million for the nine months ended July 1, 2000. Depreciation, amortization and impairment charges as a percentage of net sales was 3.2% for the nine months ended June 30, 2001 compared to 2.2% in the comparable period in the prior year. Depreciation, amortization and impairment charges for the nine months ended June 30, 2001 included non-comparable charges of $0.7 million related to the closing or planned closing of 34 stores and $1.9 million related to the write-down of impaired assets and the depreciation of fixed assets used in the Company's internet joint venture. Excluding these non-comparable charges, depreciation and amortization expenses increased 20.1% to $8.4 million for the nine months ended June 30, 2001 and as a percentage of net sales increased to 2.4% compared to 2.2% in the comparable period in the prior year. In general, depreciation and amortization expenses as a percentage of net sales may continue to increase as a result of additional investments in stores, systems and infrastructure, but management does not believe that such potential increases represent a material continuing trend.

     Interest and other income from a related party increased to $1.9 million for the nine months ended June 30, 2001 compared to $1.8 million for the nine months ended July 1, 2000. Interest expense increased to $3.9 million for the nine months ended June 30, 2001 compared to $3.3 million for the three months ended January 1, 2000. The increase in interest expense was due primarily to higher average outstanding borrowings on the Company's line of credit. See "Liquidity and Capital Resources."

     Net earnings decreased by 36.5% to $12.7 million for the nine months ended June 30, 2001 compared to $20.0 million for the nine months ended July 1, 2000. Basic and diluted earnings per share decreased 36.7% to

$0.88 per share for the nine months ended June 30, 2001 from $1.39 per share for the nine months ended July 1, 2000. Excluding the charge for store closing costs, the write-off of internet fixed assets and the loss from internet operations, basic and diluted earnings per share decreased 12.9% to $1.21 per share for the nine months ended June 30, 2001 from $1.39 per share for the nine months ended July 1, 2000. Basic and diluted weighted average common shares outstanding increased 0.3% to 14,495,000 for the nine months ended June 30, 2001 from 14,439,000 for the comparable period in the prior year.

Liquidity and Capital Resources
-------------------------------

     During the nine months ended June 30, 2001, net cash used by the Company's operating activities was $2.5 million compared to $5.1 million for the nine months ended July 1, 2000. For the nine months ended June 30, 2001, cash provided by operations was favorably impacted, by increased net income excluding non-cash expenses for provision for doubtful accounts and depreciation, amortization and impairment charges, offset by increased net inventory levels, increases in customer accounts receivable and an increase in other operating assets.

     Investing activities used cash of $9.4 million for the nine months ended June 30, 2001 compared to $13.8 million during the nine months ended July 1, 2000. The decrease was due primarily to opening fewer stores than in the prior year.

     Financing activities provided $11.8 million of cash for the nine months ended June 30, 2001 compared to $18.6 million for the nine months ended July 1, 2000. This cash was mostly provided from bank borrowings for the nine months ended June 30, 2001.

     Currently, the Company has a $67.5 million senior secured revolving credit facility maturing on September 15, 2002. Borrowings under the credit facility bear interest at either the federal funds rate plus 0.5%, the prime rate or, at the Company's option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on a calculation of the combined leverage ratio of the Company and Crescent Jewelers, an affiliate of the Company. The facility contains certain financial covenants and is secured by certain of the Company's assets. At June 30, 2001, $60.6 million was outstanding under the facility, with interest accruing on such borrowings in a range from 5.8% to 6.8%. Management believes that the Company's credit facility will be sufficient to fund the Company's working capital requirements through fiscal 2002.

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

      On June 1, 2001, the Company's Board of Directors declared a quarterly dividend of $0.0175, payable on July 16, 2001, to stockholders of record as of June 30, 2001.

                      FACTORS AFFECTING FUTURE PERFORMANCE

Our growth may place a strain on our resources and may affect adversely the results of our operations.

          The number of stores we operate has increased greatly during the past three years. For example, we opened approximately 70 net new stores from December 1999 to December 2000, and have continued to expand our store base during fiscal 2001. The success of our expansion program will depend on the performance of our existing stores, our ability to find suitable store locations and our ability to hire and train qualified store personnel. We anticipate that there will continue to be significant competition among specialty retailers for desirable store sites and qualified personnel. In addition, in fiscal 2001 we launched a joint venture with Crescent Jewelers, an affiliate, to offer our products over the internet. To date, this joint venture has yet to achieve our expectations. Factors including consumer preferences regarding internet shopping, concerns about the safety and reliability of internet shopping and our ability to provide high-quality customer service and fulfillment will all be significant in determining whether our internet joint venture is successful. Our growth, including the internet joint venture, has placed, and will continue to place, significant demands on all aspects of our business, including our management information and distribution systems and personnel. For these reasons, we may not be successful in continuing our growth or successfully managing our growth which could result in a reduction in our historical revenue growth or an increase in cost of goods sold which would directly and adversely affect our earnings.

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

Our results of operations have been and may continue to be significantly affected by a downturn in general economic conditions.

     Jewelry is a luxury item, not a necessity product. As a result, recent adverse trends in the general economy, such as decreases in employment levels, wages and salaries, have affected sales of our jewelry. Historically, people spend less money on luxury items, such as jewelry, during a decline in general economic activity. Also, negative developments in local economic conditions, such as plant closings, industry slowdown and government employment cutbacks, may affect sales of our jewelry. We depend on customer traffic at the power strip centers and malls where our stores are located. Reductions in consumer spending due to general economic conditions have and may continue to negatively affect our net sales.

     A majority of our customers use credit (either from us or another consumer credit source) to purchase jewelry from us. When there are adverse trends in the general economy or increases in interest rates, fewer people use credit. General economic trends also affect our credit operations. The downturn in the general and some economies conditions in the markets in which we operate has affected our ability to collect outstanding credit accounts receivable, and could continue to do so if such conditions persist.

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

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

          The Company did not file a Current Report on Form 8-K during the three month period ended June 30, 2001.

          The exhibits to this report on Form 10-Q are listed on the Exhibit Index which immediately follows the signature page hereto.

                                  Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2001.




                                                     FRIEDMAN'S INC.

                                                 By: /s/ Victor M. Suglia
                                                     -------------------------
                                                     Victor M. Suglia
                                                     Senior Vice President and
                                                     Chief Financial Officer

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