Form 10-K405
period 2001-09-29
FRIEDMANS INC
filed 2001-12-28
CIK 911004

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                   FORM 10-K
                                   ----------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2001

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") was $121,902,293 at December 14, 2001, based on the closing sale price of $9.15 per share for the Class A Common Stock on such date on the Nasdaq National Market.

         The number of shares of the registrant's Class A Common Stock outstanding at December 14, 2001, was 13,322,655. The number of shares of the registrants Class B Common Stock outstanding at December 14, 2001, was 1,196,283.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on February 28, 2002, are incorporated by reference in Part III.

================================================================================

                                 FRIEDMAN'S INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2001

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

SIGNATURES

                                     PART I.

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Performance" in
Item 7 hereof. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

ITEM 1. BUSINESS.

GENERAL

         We are the third largest specialty retailer of fine jewelry in the United States, operating 645 stores in 20 states. We position ourselves as The Value Leader(R) by offering our customers competitive prices, a broad selection of quality merchandise and a high level of customer service. We target low to middle income consumers aged 18 to 45 years with our selection of diamonds, gold, gemstones and wedding-related items. Overall, our store format, real estate strategy and customer service are designed to bring our target customers a neighborhood specialty store experience with the operations, technology and scale of a chain retailer.

         Since 1992, we have focused on building the Friedman's brand in each of the markets that we serve. We accomplished this by increasing our store base from 55 stores in fiscal 1992 to our current 645 stores, to become the largest specialty jewelry retailer in the 20 states in which we operate. We also used targeted and aggressive advertising to create what we believe is our unique identity as a fine jewelry retailer at value prices.

         We were incorporated in Delaware in July 1993. Our principal executive offices are located at 4 West State Street, Savannah, Georgia 31401.

BUSINESS STRATEGY

         We intend to become the leading specialty retailer of fine jewelry in the U.S. To achieve this goal, we follow a business strategy that uniquely positions us in the highly fragmented jewelry industry. The principal elements of our business strategy include the following:

     - EFFICIENTLY TAILOR THE ADVERTISING AND MERCHANDISING STRATEGY OF OUR STORES TO FIT THE MARKET. We target our advertising and merchandising strategy to better serve our customers and to increase sales and inventory turnover. We categorize each of our stores based on sales volume and customer purchasing preferences. With this information we are able to provide stores with an inventory and merchandising plan designed for each store's market and create different versions of our advertising vehicles to support market specific demographics. The merchandising plan for each store type includes careful merchandise selection, with particular attention to quality and price, and specific merchandise display instructions, each based on the store's market demographics. These efforts provide value to our customers through a broad selection of quality merchandise tailored to their preferences, and with our high in-stock rate, the items they desire are almost always available. The strategy benefits us through faster inventory turnover and increased product sales.

     - BUILD RECURRING TRAFFIC THROUGH IN-STORE CREDIT PROGRAMS. During fiscal 2001, approximately 53% of our net merchandise sales were generated by credit sales in our proprietary credit program. We encourage our credit customers to make monthly payments in person at the store and in fiscal 2001, approximately 75% of our credit customers did so, and we averaged ten in-person payments per day across our store base. In contrast to credit customers, gift customers may visit our stores three to four times a year and wedding customers may only visit our stores once every few years for upgrades and anniversaries. The recurring traffic generated by our credit program allows sales associates to build personal relationships with our customer base and encourages additional purchases on a more frequent basis.

     - TARGET BOTH POWER STRIP CENTERS AND REGIONAL MALLS. Our store locations vary from moderately upscale suburban mall locations to strip centers in small, rural towns. Approximately 66% of our current store base is located in high-traffic shopping centers that are anchored by a large discount retailer such as Wal-Mart or Target that are called power strip centers. In addition, power strip centers often contain other discount retailers such as Cato, Charming Shoppes, Dollar Tree and Payless Shoes. We are the only specialty jewelry retailer pursuing a power strip strategy and in most cases only locate in power strip centers where we obtain the exclusive right to be the only retail jeweler in the center. Our power strip stores have a relatively low opening cost structure and offer attractive returns and margins. Regional mall stores are also an important component of our strategy to build and maintain the Friedman's brand.

     - GAIN EFFICIENCIES THROUGH MARKET DENSITY. We have established strong brand name recognition and a substantial store base in the markets that we serve. Operating several stores in a particular market allows us to realize operating and marketing efficiencies because we can spread our costs related to operations, management and advertising over a larger number of stores. As a result, we tend to have higher returns on investments in markets where we operate more stores. We believe that as we expand our presence in our existing markets, market density factors will result in reduced costs and improved store sales in those markets and lead to better operating margins and increased profitability in the future.

     - LEVERAGE HIGHLY EXPERIENCED MANAGEMENT TEAM. We believe our senior management team offers unique insights into jewelry retailing on a national level. We believe the management team we have in place is well positioned to make us the leading national specialty retailer of fine jewelry.

GROWTH STRATEGY

         Since 1992, we have grown by an average of 64 stores per year by opening new stores in both existing and new markets. With a solid store base and operating foundation in place, we believe that we are poised for our next growth phase, which includes the following:

     - SALES GROWTH FROM RECENTLY OPENED STORES. Our new stores typically take three to five years to attain optimal sales and profitability goals. During that time, sales from the recurring traffic caused by our credit program and increased market awareness resulting from our aggressive advertising generally produce significant sales and profitability improvements. In addition, as our marketing team becomes more familiar with the market where the new store is located, they can adjust the merchandising and advertising strategies for that store to promote sales.

     - STORE GROWTH IN EXISTING MARKETS. We believe there is the opportunity to grow our stores in existing markets and there are at least an additional 1,000 potential locations in these markets. We intend to open approximately 10 to 30 net new stores in fiscal 2002 in a combination of power strip centers and mall locations, and we will initially target store openings in markets where we already have an established brand and an operating presence. We believe opening in existing markets will drive sales and achieve operating, managerial and advertising efficiencies.

     - STORE GROWTH IN NEW MARKETS. There is additional opportunity for store growth in new markets. We target power strip centers in which discount retailers like Wal-Mart have a presence and believe there are at least 2,000 additional locations that have been successful for discount retailers and have the demographics for our stores to be successful. Growth in these new locations will allow us to bring our quality products and services to a national audience and help us reach our goal of being the leading specialty retailer of fine jewelry.

     - FUTURE ACQUISITION OF SELECT JEWELERS. We are open to opportunities to grow our company through the acquisition of select retail jewelry stores or companies whose geographic location fit within our overall goals and whose merchandising and advertising strategy complement our own. In addition, our unique relationship with Crescent Jewelers, a 155-store chain operating primarily in California, may present us with a future acquisition opportunity.

TARGET CUSTOMER

         Our stores target 18-45 year old consumers, a broad group that represents approximately 40% of the United States population and is expected to grow over the next ten years. A core group of our target market, the late-teen to early twenties population, is expected to grow at a rate faster than that of the overall United States population, according to the United States Census Bureau. We also target consumers with annual household incomes between $35,000 and $50,000. This represents approximately 60% of United States households and more importantly a group of potential consumers that are underserved as they have few specialty jewelry retailers that cater to their demographic.

MERCHANDISING

         We tailor our merchandising strategy to better serve our customer and increase sales and inventory turnaround. We categorize each of our stores based on sales volume and customer purchasing preferences. With this information we are able to provide stores with a merchandising plan designed for the store's market and create different versions of our advertising vehicles to support market specific demographics. The merchandising plan for each store type includes careful merchandise selection, with particular attention to quality and price, and specific merchandise display instructions based on the store's market demographics. These efforts provide our customers with a broad selection of quality merchandise tailored to their interests, and with our high in-stock rate, the items they desire are almost always available. The strategy benefits us through faster inventory turnaround and increased product sales.

         Regardless of store type, our merchandising plans provide each of our stores with a wide variety of affordable jewelry products, including earrings, rings, necklaces, chains, watches and other fine jewelry for men and women. These items are made of yellow and white gold, platinum and silver and set with diamonds and other fine gemstones. Diamonds and gemstone jewelry account for the majority of our sales. Our stores offer a broad range of diamonds up to one carat and occasionally place special orders for larger diamonds. The gold jewelry we sell in our stores is primarily 10 and 14 karat.

ADVERTISING AND PROMOTIONS

         Our advertising seeks to position us as "The Value Leader" in the specialty retail fine jewelry business in the markets that we serve. Our principal advertising vehicles consist of direct mailings, signage and promotions within stores, television commercials, local and regional newspaper advertisements, advertising circulars and our web site. We believe that our growth strategy, which is focused in part on increasing our market density in our major advertising markets, will enhance the efficiency of our advertising activities and lower our overall advertising costs on a per store basis.

         We design frequent special promotions such as diamond remount events and clearance sales to increase traffic through our stores and generate an urgency for customers to make purchases. For store "grand openings," we have formulated a unique "work the town" advertising effort in which Store Partners personally invite key local residents and businesses to attend.

PURCHASING AND INVENTORY CONTROL

         We purchase completed diamond, gemstone and gold jewelry, and watches from vendors in the United States and abroad. We also subcontract with jewelry finishers to set loose gems into rings and jewelry, using styles we select. We maintain a quality control program, with most of the finished items being inspected upon receipt at our distribution center in Savannah, Georgia. There our inspectors can carefully examine the inventory to ensure that the quality and design are in accordance with our order and without being subject to influence by our vendors and their representatives. We return any defective shipments to the vendor and receive an appropriate charge-back against the purchase order. In fiscal 2001, our top five suppliers accounted for approximately 37% of our total purchases and no single vendor accounted for more than 10% of our total purchases. We believe that we are not reliant upon any one supplier or subcontractor, and we could replace any single supplier or subcontractor with a competing firm without material difficulty.

         We use a sophisticated forecasting model to predict our inventory requirements and place orders with our vendors. We constantly revise this model based on actual sales results reported daily from our stores on an item-by-item basis. We ship inventory from our distribution center to our stores between one and three times per week, which has allowed us to maintain high in-stock rates in our stores.

STORE LOCATIONS

         As of September 29, 2001, we operated 643 stores in 20 states. Of this number, 423 were located in power strip centers and the remaining 220 were located in regional malls. The following table shows the total stores opened and closed for the past five fiscal years:

AGGREGATE NUMBER OF STORES       1997      1998      1999      2000      2001
                                ------    ------    ------    ------    ------
Beginning of Period               301       384       471       531       619
Opened                             90        95        80        99        55
Closed                              7         8        20        11        31
                                ------    ------    ------    ------    ------
Total at Period End               384       471       531       619       643
                                ------    ------    ------    ------    ------
Percentage growth over prior
period                           27.6%     22.7%     12.7%     16.6%      3.9%

         We seek to locate our stores in the best real estate locations in each particular market. In small rural areas, that location is typically the power strip center where discount retailers like Wal-Mart are the anchor tenant. In the typical power strip center, we locate our stores close to the Wal-Mart, and near the specialty discount apparel and shoe stores. In our larger metropolitan markets we locate stores in regional malls and we seek out the mall with the best overall consumer traffic. In the typical mall, we place our stores on the center court corners for high visibility and consumer traffic. All of our stores provide a welcoming environment with glass cases surrounding the perimeter of the store. We illuminate our stores with track lighting to best show off the brilliance of the jewelry in the cases. Our stores range in size from approximately 1,600 square feet in a power strip center store, to approximately 1,200 to 1,300 square feet in a mall store.

STORE OPERATIONS

         Each of our stores is operated under the direction of a Store Partner, a title that reflects our philosophy that each store should operate as an independent business unit to the greatest extent possible. Store Partners are responsible for the management of all store-level operations, including sales, credit extension and collection, and payroll and personnel matters. Staff members assist each Store Partner. This staff includes an assistant manager and two to five sales associates, depending on the location of the store and the sales season. We determine merchandise selections, inventory management and visual merchandising strategies for each store at the corporate level. In addition to a salary, our Store Partners also receive incentive compensation in the form of quotas and commissions.

         We operate a manager training and development program, which is one of the principal sources for future Store Partners. We provide sales associates with written manuals containing our policies and procedures and other training materials and supervisory personnel also provide on-site training. Fifty-five "Senior Partners," each responsible for approximately 12 stores, and five "District Partners," each responsible for approximately 4 stores, including their own, oversee the operations of our stores and evaluate the performance of the Store Partners. Senior Partners report to 14 Regional Vice Presidents, each responsible for approximately 40 to 60 stores, and 4 Division Presidents, each responsible for approximately 100 to 200 stores. Senior Partners, Regional Vice Presidents and Division Presidents interact on a daily basis with our senior management to review individual store performance. We believe that our decentralized store management structure enables senior management, Senior Partners, Regional Vice Presidents and Division Presidents to focus on our daily operating disciplines and the needs of our target customers while allowing us to continue expanding.

         We believe that the quality of our sales associates is a key to our success in the highly competitive jewelry industry. We seek to motivate our store employees by linking a substantial percentage of their compensation to store performance, specifically sales and cash flow, as well as by offering opportunities for promotion within our company. We also offer an employee stock purchase plan to substantially all of our employees.

CUSTOMER SERVICE

         We have been dedicated for 80 years to providing quality customer service to our customer base, which is comprised primarily of low to middle income consumers in the 18 to 45 year-old age group. We offer our customers a flexible trade-in and 30-day return policy, a credit program for qualified purchasers, guaranteed trade-ins on all Friedman's diamond merchandise and numerous customer appreciation events throughout each year. Pursuant to our guidelines, "Store Partners" are primarily responsible for cultivating and maintaining relationships with customers. We believe that in the highly competitive retail jewelry industry, we cannot emphasize customer satisfaction enough and that our customer satisfaction program is an essential element in creating and maintaining successful customer relationships.

CREDIT OPERATIONS

         Our credit programs are an integral part of our business strategy. We generated approximately 53% of our net merchandise sales in fiscal 2001 on our proprietary credit program. Our credit customers are encouraged to make monthly payments in person at the store and in fiscal 2001, approximately 75% of our credit customers did so and we averaged 10 in-person payments per day across our store base. This recurring credit traffic allows our sales associates to build personal relationships with our customer base and encourages additional purchases on a more frequent basis.

         To support our store-level credit program, we have developed a standardized scoring model and system for extending credit and collecting accounts receivable according to our strict credit disciplines. We process credit applications at each store, which provides customers access to convenient credit. Consistent with industry practice, we encourage the purchase of credit insurance products in connection with sales of merchandise on credit. We sell such products as an agent for a third-party insurance company and maintain a reinsurance contract with the insurance company.

         Our policy is generally to write-off in full any credit accounts receivable if no payments have been received for 120 days and any other credit accounts receivable, regardless of payment history, if judged uncollectible (for example, in the event of fraud in the credit application). We maintain an allowance for uncollectible accounts based in part on historical experience.

         The following table presents certain information related to our credit operations for the last five fiscal years:

                                                      (IN THOUSANDS, EXCEPT FOR PERCENTAGES AND INFORMATION
                                                                  RELATING TO CUSTOMER ACCOUNTS)

                                                   2001          2000          1999          1998          1997
                                                 ----------------------------------------------------------------
Revenues attributable to credit sales(1)         $257,782      $237,937      $199,965      $171,324      $145,703
Accounts receivable(2)                            147,440       135,682       108,642        95,972        82,678
Credit sales as a percentage of net
   merchandise sales                                 52.8%         52.6%         53.7%         55.0%         56.9%
Receivable revenues(3)                           $ 59,797      $ 53,912      $ 42,759      $ 33,417      $ 27,156
Provision for doubtful accounts                    50,304        36,571        33,942        29,767        22,892
Gross income before credit expenses                 9,493        17,341         8,817         3,650         4,264
Gross yield before credit expenses(4)                 6.1%         13.0%          7.8%          3.5%          4.9%
Active number of customer accounts                325,026       304,687       258,672       244,903       225,701
Balance per customer account(5)                  $    408      $    401      $    378      $    351      $    330
Average credit ticket                                 231           215           221           204           200
Average accounts receivable(6)                    156,324       133,030       113,383       103,609        87,406
Average monthly collection percentage                11.4%         12.0%         12.0%         11.2%         11.1%
Net charge-offs as a percentage of net sales         11.9%          9.1%         10.8%         10.8%         10.0%
Net charge-offs as a percentage of credit
   revenues                                          19.0%         14.5%         16.6%         16.3%         14.8%
Allowance for doubtful accounts as a
   percentage of accounts receivable                 10.0%         10.0%         10.0%         10.5%         10.0%
Accounts receivable greater than 90 days
   past due(7)                                        4.8%          5.8%          4.7%          7.1%          7.7%
Accounts receivable less than 30 days
   past due(7)                                       84.6%         85.6%         83.8%         80.5%         79.8%

----------
(1) Revenues attributable to credit sales constitute merchandise sold pursuant to our proprietary credit program as well as earned finance charges, product warranties and credit insurance.

(2) Accounts receivable is stated net of unearned finance charges, diamond and gold bond product warranties and credit insurance as of fiscal year end.

(3) Receivable revenues equal the sum of finance charge income, insurance commissions and other credit revenues.

(4) Gross yield before credit expenses is reflected as a percentage of average accounts receivable, net of unearned finance charges, diamond and gold bond product warranties and credit insurance.

(5) Balance per customer account represents the average customer account balance as of end of September, net of allowance for doubtful accounts.

(6) Represents the average accounts receivable net of unearned revenues, outstanding during the fiscal year.

(7) Reported on a regency basis.

SYSTEMS AND CONTROLS

         Our management information systems utilize an IBM AS/400-based system and customized software that was specifically designed for the retail jewelry industry. The system allows supervisors and senior management to review and analyze sales and credit activity by store, amount of sale, terms of sale or employees who approved the sale. Our entire credit extension and collection process is automated and our system maintains all customer data to facilitate future credit transactions. Utilizing our management information systems, senior management and regional supervisors can monitor each store's and each employee's productivity and performance. The systems automatically provide a daily reconciliation of a store's transactions so that Store Partners can investigate discrepancies on a timely basis. Overall, the systems provide information that enables us to monitor merchandise trends and variances in performance so that we can improve the efficiency in our inventory and personnel management.

         In fiscal 1999, we embarked on a long-term strategy to upgrade information systems and financial controls. A retail enterprise software system was installed in fiscal 1999 that has enhanced our ability to plan, manage, allocate, control and distribute our inventories. Also in fiscal 1999, our general ledger system was upgraded. During fiscal 2001, internet connected personal computers were installed in every store improving communication between management, vendors and the stores resulting in efficiency improvements in the areas of credit, expense control and store promotions. We also implemented a new loss prevention software system in August 2001, which is tailored to a retail environment enhancing the tools available for loss prevention activities. We are in the process of installing a new credit system, which will enhance efficiency and control and a web based training program.

         In fiscal 2001, we began providing our affiliate Crescent Jewelers with merchandising, inventory management and replenishment systems, accounting and systems support and certain other back office processing services. To accomplish this, we integrated information technology systems with Crescent and as a result, Crescent's information systems and financial controls were upgraded.


COMPETITION

         The retail jewelry industry is highly competitive. We believe that the primary elements of competition in the industry are selection of merchandise offered, pricing, quality of sales associates, advertising, the ability to offer in-house credit, store location and reputation. The ability to compete effectively is also dependent on volume purchasing capability, regional market focus, credit control and information systems.

         We are the sole retail jewelry store in most of the power strip centers in which we operate. However, our power strip center stores face competition from small, independent jewelers in the local area. We believe that our ability to offer greater breadth and depth of product selection, generally lower prices, more extensive advertising and promotion and proprietary customer credit programs provides us with a competitive advantage over these local jewelers.

         Our mall stores compete with major national jewelry chains, such as Zale Corporation, which includes the Zale's, Gordon's and Piercing Pagoda operations; Sterling, Inc., which includes Kay Jewelers; Whitehall Jewelers, Inc; Helzberg's Diamond Shops, Inc.; regional jewelry chains; independent jewelers, and major department stores. Typically, more than one of these competitors are located in the same regional mall as our mall stores. In addition, some of our competitors have established non-mall based stores in major metropolitan areas that offer a large selection of jewelry products. We also compete with catalog showrooms, discount stores, direct suppliers, home-shopping television programs and jewelry retailers who make sales through Internet sites, as well as credit card companies and other providers of consumer credit. Certain of our competitors are substantially larger and have greater financial resources than we have. We also believe that we compete for consumers' discretionary spending dollars with retailers that offer merchandise other than fine jewelry. The foregoing competitive conditions may adversely affect our revenues, profitability and ability to expand.

CRESCENT JEWELERS

         Crescent Jewelers is a specialty retailer of fine jewelry based in Oakland, California, and as of September 29, 2001, operated a total of 155 stores in seven western states. We believe that Crescent Jewelers is strategically located in one of the largest and fastest growing markets in the United States, operating significantly more stores in the state of California than its nearest competitor.

         As part of our overall business strategy, we have maintained a strategic relationship with Crescent Jewelers since 1996. As part of this relationship, we and Crescent Jewelers entered into agreements under which we provide Crescent Jewelers with accounting and information technology support, along with certain other back office processing services. In addition, in partial consideration for credit enhancements we provided to Crescent Jewelers, we also received a warrant to purchase 50% of Crescent Jeweler's capital stock for $500,000. Also, please see "Management's Discussion and Analysis of Financial Conditions and Results of Operations---Liquidity and Capital Resources." As a result, we are able to focus on improving operations in our existing markets and believe that we are well-positioned to enter the west coast market in the future.

         Crescent Jewelers achieved net sales of $137.2 million for fiscal 2001, compared to $ 133.5 million for fiscal 2000. During fiscal 2001, Crescent Jewelers opened six net stores.

EMPLOYEES

         As of September 29, 2001, we had 4,028 employees.

GOVERNMENT REGULATION

         The extension of credit to consumers is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements upon our origination, servicing and enforcement of credit accounts. These laws include the Federal Truth in Lending Act, Equal Credit Opportunity Act and Federal Trade Commission Act. State laws impose limitations on the maximum amount of finance charges that may be charged by a credit provider, such as us, and also impose other restrictions on creditors (including restrictions on collection and enforcement) in consumer credit transactions. We periodically review our contracts and procedures for compliance with consumer credit laws with a view to making any changes required to comply with such laws. Failure on our part to comply with such laws could expose us to substantial penalties and claims for damages and, in certain circumstances, may require us to refund finance charges already paid, and to forego finance charges not yet paid under non-complying contracts. We believe that we are in material compliance with such laws.

         Our sale of credit life, health and property and casualty insurance products is also highly regulated. State laws currently impose disclosure obligations with respect to our sales of credit and other insurance products similar to those required by the Federal Truth in Lending Act, impose restrictions on the amount of premiums that may be charged and also require licensing of certain of our employees. We believe we are in compliance in all material respects with all applicable laws and regulations relating to our insurance business.

ITEM 2. PROPERTIES.

         We lease all of our stores. Our typical mall lease is for a period of seven to ten years and includes a minimum base rent, a percentage rent based on store sales and a significant common area maintenance charge. Our power strip store leases typically have a three-year lease term with several three-year options to renew the lease and have lower occupancy costs than the mall store leases. Generally, under the terms of all of our leases, we are required to maintain and conform our usage of the premises to agreed standards.

         We also lease the buildings in which our headquarters is located. We paid rent of approximately $290,000 in fiscal 2001 for use of the space we occupy in these buildings. The buildings in which our headquarters is located contain approximately 34,500 square feet of office and administrative space.

ITEM 3. LEGAL PROCEEDINGS.

         We are involved in certain legal actions arising in the ordinary course of business, but management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 29, 2001.

                                    PART II.

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK PRICE

         We have two classes of Common Stock -- Class A Common Stock and Class B Common Stock. Our Class A Common Stock is traded on the Nasdaq National Market (trading symbol "FRDM") and began trading publicly on October 14, 1993. There is no established public trading market for the Class B Common stock. The following table sets forth the quarterly high and low last sales prices per share of the Class A Common Stock as reported by The Nasdaq Stock Market for the latest two full fiscal years.

                                                               HIGH       LOW
                                                               ----       ---
FISCAL YEAR ENDED SEPTEMBER 29, 2001
         First Quarter....................................    $ 5.25     $4.00
         Second Quarter ..................................    $ 8.00     $4.56
         Third Quarter....................................    $12.15     $5.53
         Fourth Quarter ..................................    $11.08     $6.01

                                                               HIGH       LOW
                                                               ----       ---
FISCAL YEAR ENDED SEPTEMBER 30, 2000
         First Quarter....................................    $ 8.50     $5.88
         Second Quarter ..................................    $ 7.88     $5.38
         Third Quarter....................................    $ 7.06     $4.94
         Fourth Quarter ..................................    $ 6.00     $4.88


         As of December 14, 2001, the closing price per share on the Nasdaq National Market was $9.15.

HOLDERS

         As of December 15, 2001, there were approximately 69 record holders of the Class A Common Stock and two record holders of the Class B Common Stock. We estimate that there are approximately 2,300 beneficial owners of the Class A Common Stock.

DIVIDEND POLICY

         We paid a cash dividend of $.0125 per share of Class A Common Stock and Class B Common Stock in the first two fiscal quarters of 2000 and $.015 per share in each of the last two fiscal quarters of 2000. We paid a cash dividend of $0.015 per share of Class A Common Stock and Class B Common Stock in the first two fiscal quarters of 2001 and $0.0175 per share in each of the last two fiscal quarters of 2001. Future dividends, if any, will be determined by our Board of Directors and will be based upon our earnings, capital requirements and operating and financial condition, among other factors, at the time any such dividends are considered. Our ability to pay dividends in the future is restricted by our credit facilities, which prescribe certain income and asset tests that affect the amount of any dividend payments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.

         The following statement of income and balance sheet data for fiscal years ended September 30, 1997 through September 29, 2001 were derived from our audited Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                                                                    FISCAL YEAR ENDED SEPTEMBER,
                                          ------------------------------------------------------------------------------
                                              2001             2000            1999            1998             1997
                                          ------------     ------------     -----------    ------------     ------------
                                                    (Dollars in thousands, except share and per share amounts)
STATEMENT OF INCOME DATA:

Net sales .............................   $    411,037     $    376,351     $   308,385    $    259,146     $    214,255
Cost of goods sold, including
   occupancy, distribution and buying .        216,265          199,646         163,983         135,412          109,352
Selling, general and administrative
   expenses ...........................        160,941          133,316         110,665         100,506           71,127
Depreciation and amortization .........         13,881            9,479           6,379           5,269            4,177
Interest (income) expense, net ........          2,511            2,388           1,421             874             (665)
                                          ------------     ------------     -----------    ------------     ------------
Income before income taxes and
   minority interest ..................         17,439           31,522          25,937          17,085           30,264
Income tax expense ....................          6,584           11,849           9,454           6,491           11,498
Minority interest .....................         (1,374)             (31)             --              --               --
                                          ------------     ------------     -----------    ------------     ------------
Net income ............................   $     12,229     $     19,704     $    16,483    $     10,594     $     18,766
                                          ============     ============     ===========    ============     ============

Basic earnings per share ..............   $       0.84     $       1.36     $      1.13    $       0.72     $       1.30

Diluted earnings  per share ...........   $       0.84     $       1.36     $      1.13    $       0.72     $       1.29
Weighted average common shares
   outstanding - basic ................     14,501,000       14,445,000      14,590,000      14,620,000       14,408,000
Weighted average common shares
   outstanding - diluted ..............     14,531,000       14,445,000      14,590,000      14,762,000       14,539,000

OTHER OPERATING DATA:

Number of stores (end of periods) .....            643              619             531             471              384

Percentage increase in number of stores
   (end of periods) ...................            3.9%            16.6%           12.7%           22.7%            27.6%
Percentage increase (decrease) in
   comparable store sales(1) ..........            2.0%             6.9%            8.7%           (1.1%)           (1.5%)
Income from operations as a
percentage of net sales ...............            4.9%             9.0%            8.9%            6.9%            13.8%
Net income as a percentage of net sales            3.0%             5.2%            5.3%            4.1%             8.8%


                                             2001          2000         1999         1998         1997
                                           --------      --------     --------     --------     --------
BALANCE SHEET DATA:

Accounts receivable, net ..............    $132,695      $122,168     $ 97,780     $ 85,900     $ 74,410
Inventories ...........................     136,520       122,828      113,095      105,586       78,683
Working capital .......................      53,628       196,260      167,390      175,865      124,963
Total assets ..........................     451,317       319,655      274,263      267,547      221,786
Capital lease .........................         982            --           --           --           --
Long-term debt ........................          --        48,430       28,184       66,969       19,397
Stockholders' equity ..................     222,571       211,027      191,904      178,514      170,051
Dividends paid ........................         942           794          363           --           --

----------

(1) A new store becomes a comparable store in the first full month following the anniversary of the opening of such store.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         As used herein, the terms "fiscal 2001," "fiscal 2000" and "fiscal 1999" refer to our fiscal years ended September 29, 2001 and September 30, 2000 and 1999, respectively.

RESULTS OF OPERATIONS

         The following table sets forth certain percentage relationships based on our Consolidated Income Statements for the periods indicated.

                                                              FISCAL YEAR ENDED SEPTEMBER,
                                                              ---------------------------
                                                              2001        2000       1999
                                                             ------      ------     ------
         Net sales ......................................     100.0%      100.0%     100.0%
         Cost of goods sold including occupancy,
            distribution and buying .....................      52.6        53.1       53.2
         Selling, general and administrative expenses ...      39.1        35.4       35.9
         Depreciation and amortization ..................       3.4         2.5        2.1
         Interest expense ...............................       0.6         0.6        0.5
                                                             ------      ------     ------
         Income before income taxes and minority interest       4.3         8.4        8.3
         Income tax expense .............................       1.6         3.2        3.0
         Minority interest ..............................      (0.3)        0.0        0.0
                                                             ------      ------     ------
         Net income .....................................       3.0%        5.2%       5.3%
                                                             ======      ======     ======


FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

         Net sales increased 9.2% to $411.0 million in the fiscal year ended September 29, 2001, from $376.4 million in the fiscal year ended September 30, 2000. Sales growth resulted from a comparable store sales increase of 2.0% and the net addition of 24 new stores.

         Cost of goods sold, including occupancy, distribution and buying, increased 8.3% to $216.3 million for fiscal 2001 versus $199.6 million in fiscal 2000. As a percentage of net sales, cost of goods sold decreased to 52.6% in fiscal 2001 from 53.1% in fiscal 2000. The decrease as a percentage of net sales was primarily the result of a shift in our sales mix away from lower gross margin clearance merchandise as a percentage of total sales in fiscal 2001 versus fiscal 2000. We do not expect the decrease in cost of goods sold, including occupancy, distribution and buying as a percentage of net sales to constitute a continuing material trend.

         Selling, general and administrative expenses increased 20.7% to $160.9 million for fiscal 2001 from $133.3 million in fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased to 39.1% in fiscal 2001 from 35.4% in fiscal 2000. Selling, general and administrative expenses in fiscal 2001 included a $4.2 million charge for the closing of 33 stores. The store closing charge principally consisted of the accrual of lease obligations and additional provision for anticipated write-offs of uncollectible accounts. As of September 29, 2001, 31 of the stores had been closed and the remaining two stores were expected to close by December 31, 2001. Payments on the lease obligations aggregated $181,000 and remaining accrued obligations were $1.4 million. Excluding this charge, selling, general and administrative expenses as a percentage of net sales increased to 38.1% in fiscal 2001 from 35.4% in fiscal 2000. This increase in selling, general and administrative expenses as a percentage of net sales in fiscal 2001 was primarily due to higher net charge-offs of customer credit accounts as compared to the prior year. Net charge-offs as a percentage of credit revenues were 19.0% for fiscal 2001 compared to 14.5% for fiscal 2000.

         Depreciation and amortization expenses increased 46.4% to $13.9 million in fiscal 2001 from $9.5 million in fiscal 2000. Depreciation and amortization expense as a percentage of net sales was 3.4% in fiscal 2001 compared to 2.5% in fiscal 2000. The increase in depreciation and amortization expense as a percentage of net sales was due primarily to a $0.7 million charge for the closing of 33 stores and a $1.5 million charge for impaired assets associated with our internet joint venture. Excluding these charges, depreciation and amortization expense as a percentage of net sales increased to 2.9% in fiscal 2001 from 2.5% in fiscal 2000.

         Interest income from a related party increased to $2.6 million in fiscal 2001 compared to $2.4 million in fiscal 2000. Interest income consists primarily of payments we recieved from Crescent Jewelers related to our guarantee of Crescent's obligations under Crescent's credit facility. See "--Liquidity and Capital Resources." Interest expense increased to $5.1 million in fiscal 2001 compared to $4.8 million in fiscal 2000. As a percentage of net sales, interest expense decreased to 1.2% of net sales in fiscal 2001 from 1.3% in fiscal 2000. The fiscal 2001 increase in interest expense was due primarily to higher average outstanding borrowings on our line of credit.

         Income tax expense decreased 44.4% to $6.6 million in fiscal 2001 from $11.8 million in fiscal 2000. Our effective income tax rate increased to 35.0% in fiscal 2001 from 37.6% in fiscal 2000.

         Net income decreased by 37.9% to $12.2 million in fiscal 2001 compared to $19.7 million in fiscal 2000 primarily as a result of increases in cost of goods sold, selling, general and administrative expenses which included a $4.2 million charge for store closings and depreciation and amortization expense which included a $2.2 million charge for impaired assets and interest expense. This decrease was partially offset by increases in net sales.

         Basic and diluted earnings per share decreased 38.2% to $0.84 in fiscal 2001 from $1.36 in fiscal 2000. Basic and diluted weighted average common shares outstanding increased 0.4% to 14,501,000 and 0.6% to 14,531,000 in fiscal 2001 compared to 14,445,000 for both basic and diluted weighted average common shares outstanding in fiscal 2000, respectively.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

         Net sales increased 22.0% to $376.4 million in the fiscal year ended September 30, 2000, from $308.4 million in the fiscal year ended September 30, 1999. Sales growth resulted from a comparable store sales increase of 6.9% and a net addition of 88 new stores.

         Cost of goods sold, including occupancy, distribution and buying, increased 21.7% to $199.6 million for fiscal 2000 versus $164.0 million in fiscal 1999. As a percentage of net sales, cost of goods sold decreased to 53.1% in fiscal 2000 from 53.2% in fiscal 1999, reflecting increased cost of goods sold offset by lower store occupancy costs.

         Selling, general and administrative expenses increased 20.5% to $133.3 million for fiscal 2000 from $110.7 million in fiscal 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 35.4% in fiscal 2000 from 35.9% in fiscal 1999. This improvement in selling, general and administrative expenses as a percentage of net sales in fiscal 2000 was primarily due to lower net charge-offs of customer credit accounts as compared to the prior year. Net charge-offs as a percentage of credit revenues were 14.5% for fiscal 2000 compared to 16.6% for fiscal 1999.

         Depreciation and amortization expenses increased 48.6% to $9.5 million in fiscal 2000 from $6.4 million in fiscal 1999. Depreciation and amortization expense as a percentage of net sales was 2.5% in fiscal 2000 compared to 2.1% in fiscal 1999. The increase in depreciation and amortization expense as a percentage of net sales was due primarily to expenses associated with the implementation of new computer software placed into service July 1, 1999, and store displays placed into service to support new merchandising programs and initiatives. Interest income from a related party decreased to $2.4 million in fiscal 2000 compared to $2.5 million in fiscal 1999. As a percentage of net sales, interest income from a related party decreased to 0.6% in fiscal 2000 compared to 0.8% in fiscal 1999. Interest income consists primarily of payments we recieved from Crescent Jewelers related to our guarantee of Crescent's obligations under Crescent's credit facility. See "--Liquidity and Capital Resources." Interest expense increased to $4.8 million in fiscal 2000 compared to $3.9 million in fiscal 1999. As a percentage of net sales, interest expense remained unchanged at 1.3% of net sales in fiscal 2000 and fiscal 1999, respectively. The fiscal 2000 increase in interest expense was due primarily to higher average outstanding borrowings on our line of credit and an increase in our effective interest rate. The increase in the effective interest rate was caused primarily by an increase in interest rates generally charged by lenders throughout the economy. See "--Liquidity and Capital Resources."

         Income tax expense increased 25.3% to $11.8 million in fiscal 2000 from $9.5 million in fiscal 1999. Our effective income tax rate increased to 37.6% in fiscal 2000 from 36.5% in fiscal 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 2001, net cash provided by our operating activities was $0.3 million compared to net cash used in operating activities of $1.9 million during fiscal 2000 and net cash provided by operating activities of $29.6 million during fiscal 1999. For fiscal 2001 cash provided by operating activities was the result of earnings, offset by growth in accounts receivable and net inventory levels including accounts payable. For fiscal 2000, cash used in operating activities was the result of growth in accounts receivable and net inventory levels including accounts payable, which was offset partially by improved earnings. For fiscal 1999, cash provided by operating activities was favorably impacted by improved earnings and lower net inventory levels including accounts payable, offset slightly by an increase in customer accounts receivable. To the extent that we continue to expand rapidly, we will continue to experience significant increases in credit sales and related increases in customer accounts receivables as well as increases in inventories, which will likely result in a net use of cash from operations.

         Investing activities used cash of $11.4 million and $18.4 million in fiscal 2001 and fiscal 2000, respectively, compared to cash provided of $10.1 million in fiscal 1999. We opened 55 new stores in fiscal 2001 at a cost of approximately $8.2 million and invested $3.3 million in store re-modeling and store relocations. In fiscal 2000, we opened 99 new stores at a cost of approximately $11.0 million and invested $3.7 million in store re-modeling and store relocations. In addition, we invested $2.5 million in store displays to support our merchandising programs and initiatives and $1.2 million on the implementation of our e-commerce website. In fiscal 1999, at a cost of $2.2 million, we implemented a new "enterprise-wide" computer system. We also invested $11.5 million for the opening of 80 new stores in fiscal 1999. During fiscal 1999, we also were repaid $25 million we invested in Crescent in August 1996. During fiscal 1999, we also issued loans, maturing in 2003 and amounting to $1.2 million to certain of our directors, officers and employees to purchase shares of our Class A common stock.

         Financing activities provided $11.1 million and $19.7 million in fiscal 2001 and fiscal 2000, respectively. Compared to cash used of $38.9 million in fiscal 1999. During fiscal 2001, we had additional net bank borrowings of $11.9 million, primarily for new stores and $0.9 million in dividend payments. During fiscal 2000, we increased bank borrowings by $20.2 million primarily to finance new stores, the launch of our e-commerce website and other capital spending and paid dividends of $0.8 million. During fiscal 1999, we had bank borrowings of $38.8 million. At September 30, 2001, we had $7.2 million available under our $67.5 million senior secured revolving credit facility.

         On September 15, 1999, we entered into a three year $67.5 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at either the federal funds rate plus 0.5%, the prime rate or, at our option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on a calculation of the combined leverage ratio of us and Crescent Jewelers. The facility contains certain financial covenants and is secured by certain of our assets. At September 29, 2001, $60.3 million was outstanding under the facility, with interest accruing on such borrowings in a range from 5.6% and 6.5%.

         Our current plans are to have between 640 and 680 stores in operation for the 2002 Christmas season. We estimate that the capital required to fund this expansion, principally to finance inventory, fixtures and leasehold improvements, is $8.0 million and we intend to provide this amount with cash flow from operations and our revolving credit facility. Our credit facility matures on September 15, 2002. We believe that we will be able to replace this facility on terms no less favorable than our current facility, and that we will have sufficient capital to fund our operations through calendar 2002.

         In connection with the credit facility, we agreed to provide certain credit enhancements, including the support of $60 million of our eligible receivables and inventories, and to guarantee the obligations of Crescent under its $112.5 million senior secured revolving credit facility. In consideration for this guaranty, Crescent makes quarterly payments to us in an amount equal to 2% per annum of the outstanding obligations of Crescent under its credit facility during the preceding fiscal quarter. In further consideration of this guaranty, Crescent issued us a warrant to purchase 7,942,904 shares of Crescent's non-voting Class A common stock, or approximately 50% of the capital stock of Crescent on a fully diluted basis, for an exercise price of $500,000.

         Crescent's bank facility requires the maintenance of certain levels of fixed charge coverage and limits certain capital and other nonrecurring expenditures. Some of these covenants are measured on a combined basis for Crescent and our company. During our fiscal 2001, Crescent violated two of these covenants as a result of a settlement of litigation in September 2001 and our third quarter loss. The lenders under the Crescent credit facility have waived these violations but the maturity of Crescent's debt has been advanced to March 31, 2002 from September 15, 2002.

         We are working with Crescent to pursue a variety of financing alternatives to replace Crescent's bank facility. Management believes the operations and net assets of Crescent have value in excess of the outstanding balance of the bank debt. Crescent's operating performance has improved since the bank facility was put into place, and our management expects that Crescent will maintain compliance with the terms of its bank facility through the March 2002 maturity date. Based on negotiations with alternative financing sources, we believe that Crescent will have replacement financing in place prior to the maturity date.

         We anticipate that a portion of Crescent's capital requirements will be satisfied by financial support of up to $112.5 million from us through a guarantee similar to the one we currently provide, a direct investment in equity or debt securities or some other form of financial support. We are considering several financing alternatives of our own in order to facilitate any such financial support, including a refinancing or restructuring of our credit facility. Pending completion of the financings by us and by Crescent, Crescent's entire liability under its credit facility has been recorded on our Consolidated Financial Statements along with a corresponding asset of equal amount.

SEASONALITY

         We have in the past experienced a well-defined seasonality in our business with respect to both net sales and profitability. Generally, we experience substantially increased sales volume in the days preceding major holidays, including Christmas, Valentine's Day and Mother's Day. Due to the impact of the Christmas shopping season, we experience the strongest results of operations in the first quarter of our fiscal year. If for any reason our sales were below those normally expected for the first quarter, our annual results could be materially adversely affected. The seasonality of our business puts a significant demand on working capital resources to provide for an inventory buildup for the Christmas season. Furthermore, the Christmas season typically leads to a seasonal buildup of customer receivables that are paid down during subsequent months. However, to the extent that our expansion program continues, it can be expected that increased levels of accounts receivable related to such expansion may affect the historical seasonal decline in customer receivables.

INFLATION

         The impact of inflation on our operating results has been moderate in recent years, reflecting generally lower rates of inflation in the economy and relative stability in the prices of diamonds, gemstones and gold. Substantially all of the leases for our retail stores located in malls provide for contingent or volume-related rental increases. In prior years, we have been able to adjust our selling prices to substantially recover increased costs. While inflation has not had, and we do not expect that it will have, a material impact upon operating results, there is no assurance that our business will not be affected by inflation in the future.

NEW ACCOUNTING STANDARDS

         We adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on October 1, 2000. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. We do not employ any derivative instruments and, therefore, Statement 133 did not have an effect on our financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Under the new rules, intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for intangible assets beginning as of September 30, 2001. Application of the non-amortization provisions of the new standard to our tradename rights, which are currently amortized over fifteen years, is expected to result in an increase in net earnings of approximately $301,000 ($0.02 per share) per year. During fiscal 2002, we will perform the first of the required impairment tests of tradename rights. We are still assessing the impact of the new standard and have not yet determined what the effect of the impairment tests will be on our earnings and financial position.

                      FACTORS AFFECTING FUTURE PERFORMANCE

OUR GROWTH MAY PLACE A STRAIN ON OUR RESOURCES AND MAY AFFECT ADVERSELY THE RESULTS OF OUR OPERATIONS.

         The number of stores we operate has increased greatly during the past four years. For example, we opened approximately 87 net new stores during fiscal 1998, 60 net new stores during fiscal 1999, 88 net new stores during fiscal 2000, and 24 net new stores during fiscal 2001. We intend to continue to expand, adding approximately 30 to 35 net new stores in fiscal 2002. In addition, in fiscal 2001 we launched a joint venture with Crescent Jewelers, an affiliate, to offer our products over the internet. To date, this joint venture has yet to achieve our expectations. Factors including consumer preferences regarding internet shopping, concerns about the safety and reliability of internet shopping and our ability to provide high-quality customer service and fulfillment will all be significant in determining whether our internet joint venture is successful. Our growth, including the internet joint venture, has placed, and will continue to place, significant demands on all aspects of our business, including our management information and distribution systems and personnel. In addition, this growth has required substantial investments necessary to build our brand name, store base and infrastructure in the new markets we have entered and has resulted in a decline in our operating margins. For these reasons, we may not be successful in continuing or successfully managing our growth which could result in a reduction in our historical revenue growth or an increase in cost of goods sold which would directly and adversely affect our earnings.

WE MAY NOT BE ABLE TO SUCCESSFULLY EXECUTE OUR GROWTH STRATEGY.

         Our growth strategy depends upon our ability to successfully open and operate new stores. Our success in opening and operating new stores depends upon a number of factors, including, among others, our ability to:

         -     maintain the cash flow required to open and stock new stores;

         - identify store locations that match our power strip or regional mall profiles;

         -     negotiate acceptable lease terms;

         - source sufficient levels of inventory to meet the needs of new stores;

         -     hire and train qualified store personnel; and

         -     successfully integrate new stores into our existing operations.

In addition, any expansion into new markets may present different competitive, advertising, merchandising and distribution challenges than those we encounter in our existing markets. Expansion in our existing markets may cause the net sales volumes in our existing stores in those markets to decline.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND IF WE FALL BEHIND OUR COMPETITORS, OUR EARNINGS AND STOCK PRICE MAY BE ADVERSELY AFFECTED.

         The retail jewelry business is mature and highly competitive. Our retail jewelry business competes with national and regional jewelry chains, as well as with local independently owned jewelry stores and chains. We also compete with other types of retailers who sell jewelry and gift items, such as department stores, catalog showrooms, discount retailers, direct mail suppliers, television home shopping networks and jewelry retailers who make sales through internet sites. Our credit operations compete with credit card companies and other providers of consumer credit. We believe that we compete on the basis of selection of merchandise offered, pricing, quality of sales associates, advertising, ability to offer in-house credit, store location and reputation. Many competitors are substantially larger and have greater financial resources than we have. We may not be able to compete successfully with such competitors. Competition could cause us to lose customers, increase expenditures or reduce pricing, any of which could have a material adverse effect on our earnings.

THE ACTIONS OF THE UNITED STATES AGAINST TERRORISTS AND THE COUNTRIES IN WHICH THEY LIVE OR OPERATE COULD LEAD TO MORE TERRORIST ATTACKS AT HOME OR ABROAD, WHICH COULD SIGNIFICANTLY HARM OUR STOCK PRICE AND BUSINESS.

         On September 11, 2001, the United States suffered substantial terrorist attacks and, as a result, initiated retaliatory action against the terrorists and the countries which harbor, finance and otherwise support them. The potential political, economic and social instability that may result from this military engagement may cause further uncertainty in the financial markets, negatively affecting the trading price of our Class A common stock. In addition, consumers may be less likely to purchase luxury items, such as our jewelry products, during times of such political, economic and social uncertainty, which would harm our sales revenue. Further, armed conflicts and political instability overseas may impair our ability to obtain gold, diamonds and other precious and semi-precious metals and stones from foreign countries, potentially increasing our cost of goods sold.

OUR RESULTS OF OPERATIONS HAVE BEEN AND MAY CONTINUE TO BE SIGNIFICANTLY AFFECTED BY A DOWNTURN IN GENERAL ECONOMIC CONDITIONS.

         Jewelry is a luxury item, not a necessity product. As a result, recent adverse trends in the general economy, such as decreases in employment levels, wages and salaries, have affected sales of our jewelry. Historically, people spend less money on luxury items, such as jewelry, during a decline in general economic activity. Also, negative developments in local economic conditions, such as plant closings, industry slowdowns and employment cutbacks, may affect sales of our jewelry. We depend on customer traffic at the power strip centers and malls where our stores are located. Reductions in consumer spending due to general economic conditions have affected and may continue to negatively affect our net sales.

         A majority of our customers use credit (either from us or another consumer credit source) to purchase jewelry from us. When there are adverse trends in the general economy or increases in interest rates, fewer people use credit. General economic trends also affect our credit operations. The downturn in the general economy and the economic conditions in the markets in which we operate has affected our ability to collect outstanding credit accounts receivable, and could continue to do so if such conditions persist.

INSTANCES OF LITIGATION RELATING TO THE SALE OF CREDIT INSURANCE HAVE INCREASED IN THE RETAIL INDUSTRY AND OUR BUSINESS COULD BE ADVERSELY AFFECTED BY THIS LITIGATION.

         States' Attorneys General and private plaintiffs have filed lawsuits against other retailers relating to improper practices conducted in connection with the sale of credit insurance in several jurisdictions around the country. We offer credit insurance in all of our stores and encourage the purchase of credit insurance products in connection with sales of merchandise on credit. While we believe we are in full compliance with applicable laws and regulations, similar litigation could be brought against us. If we were found liable, we could be required to pay substantial damages or incur substantial costs as part of an out-of-court settlement, either of which could have a material adverse effect on our results of operations and stock price. Also, an adverse judgment or any negative publicity associated with credit insurance litigation pending against us could affect our reputation and this could have a negative impact on sales of our jewelry and credit insurance products.

OUR BUSINESS IS HIGHLY SEASONAL, WHICH MAY CAUSE SIGNIFICANT FLUCTUATIONS IN OUR RESULTS.

          Our first fiscal quarter, which ends in December, has historically been the strongest quarter of the year in terms of net sales and operating income. Any substantial disruption of holiday season shopping or other events which affect our first quarter results could have a material adverse effect on our profitability for the whole year. Our quarterly results of operations also may fluctuate significantly as a result of a variety of factors, including:

         -     the timing of new store openings,

         -     net sales contributed by new stores,

         -     actions of competitors,

         -     timing of certain holidays,

         -     changes in our merchandise, and

         - general economic, industry and weather conditions that affect consumer spending.

Additionally, if for any reason our sales fall below those normally expected for our first quarter, our stock price may fall during our second quarter after we announce our first quarter results of operations.

THE LOSS OF OUR CHIEF EXECUTIVE OFFICER OR OTHER KEY PERSONNEL COULD SIGNIFICANTLY HARM OUR BUSINESS.

         Our management and operations depend on the skills and experience of our senior management team, including our Chief Executive Officer, Bradley J. Stinn. We believe that our ability to successfully implement our growth strategies depends on the continued employment of our senior management team. The loss of Mr. Stinn or a significant number of other senior officers could hurt us materially. We do not currently have employment agreements with, or key-man life insurance for, any senior officer.

FLUCTUATIONS IN THE AVAILABILITY, PRICES AND QUALITY OF OUR MERCHANDISE MAY AFFECT OUR RESULTS OF OPERATIONS.

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

         Our supply of diamonds comes primarily from South Africa, Botswana, Zaire, Russia and Australia. Changes in the social, political or economic conditions in one or more of these countries could have an adverse effect on our supply of diamonds. Any sustained interruption in the supply of diamonds from these producing countries could result in price increases for available diamonds and adversely affect our product costs and, as a result, our earnings.

         Our merchandising strategy also depends upon our ability to find and maintain good relations with a few choice vendors. We compete with other jewelry retailers for access to vendors who will provide us with the quality and quantity of merchandise necessary to operate our business. A loss in any of these vendors or a decline in the quality or quantity of merchandise supplied by our vendors could harm our business.

WE MAY MAKE ACQUISITIONS OR INVESTMENTS THAT ARE NOT SUCCESSFUL AND THAT ADVERSELY AFFECT OUR ONGOING OPERATIONS.

         As part of our growth strategy, we may acquire or make investments in other retail jewelry businesses, including a potential consolidation with Crescent Jewelers. Since we have grown primarily by opening new retail jewelry stores, our ability to identify prospects, conduct acquisitions and properly manage the integration of acquisitions is unproven. If we fail to properly evaluate and execute acquisitions or investments and assimilate acquired operations into our own, it may seriously harm our business and operating results. In addition, acquisitions and investments could divert our management's attention from our core operations, which may adversely affect our operating results.

YOUR STOCK VALUE MAY BE ADVERSELY AFFECTED BECAUSE OF THE CONCENTRATED OWNERSHIP OF OUR CLASS B COMMON STOCK.

         Mr. Phillip E. Cohen controls all of our Class B common stock through his ownership of MS Jewelers Corporation, the general partner of the partnership which owns the Class B common stock. The holders of Class B common stock have the right to elect 75% of our directors and control the outcome of all other issues decided by our stockholders, including major corporate transactions. Mr. Cohen can transfer the Class B common stock and its voting rights to a third party, subject to certain limitations. If Mr. Cohen were to convert the Class B common stock into Class A common stock, he would control approximately 8.3% of the Class A common stock.

YOUR STOCK VALUE MAY BE ADVERSELY AFFECTED BECAUSE ONLY HOLDERS OF CLASS B COMMON STOCK MAY VOTE ON CORPORATE ACTIONS REQUIRING STOCKHOLDER APPROVAL.

         Holders of Class A common stock have the right to elect a minimum of 25% of our directors. As long as there are shares of Class B common stock outstanding, holders of Class A common stock have no other voting rights, except as required by law. Mr. Cohen controls the outcome of substantially all matters submitted to a vote of the stockholders. Some potential investors may not like this concentration of control and the price of our Class A common stock may be adversely affected. Mr. Cohen's control of us may also discourage offers by third parties to buy us or to merge with us or reduce the price that potential acquirers may be willing to pay for our Class A common stock.

OUR CREDIT AND INSURANCE BUSINESS MAY BE ADVERSELY AFFECTED BY CHANGES IN LAWS AND REGULATIONS GOVERNING OUR BUSINESS.

         Federal and state consumer protection laws and regulations, such as the Fair Credit Reporting Act, limit the manner in which we may offer and extend credit. Any adverse change in the regulation of consumer credit could adversely affect our net sales and cost of goods sold. For example, new laws or regulations could limit the amount of interest or fees we could charge on consumer loan accounts, or restrict our ability to collect on account balances, which could have a material adverse effect on our earnings.

         Federal and states laws and regulations also impact the various types of insurance that we offer. We operate in many jurisdictions and are subject to the complex rules and regulations of each jurisdiction's insurance department. These rules and regulations may undergo periodic modifications and are subject to differing statutory interpretations, which could make compliance more difficult and more costly. Compliance with existing and future laws or regulations could require us to make material expenditures or otherwise adversely effect our business or financial results. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines, additional licensing expenses or the revocation of our licenses to sell insurance in these jurisdictions, any of which could have an adverse effect on our results of operations and stock price.

THE FUTURE OF OUR CREDIT BUSINESS IS UNCERTAIN, WHICH MAY CAUSE SIGNIFICANT FLUCTUATIONS IN OUR OPERATING RESULTS.

         Approximately 53% of our net sales are on credit. Our credit programs allow our customers to purchase more expensive and larger quantities of our merchandise, which enables our stores to have higher average sales. A decrease in credit sales could have a material adverse effect on our earnings by lowering our net sales. Also, credit sales lead to more frequent contact and better personal relationships with the approximately 75% of our credit customers who choose to make in-store installment payments. As a result, a decrease in credit sales could reduce traffic in our stores and lower our revenues.

         While we adhere to strict credit application guidelines in determining whether our customers qualify for credit, we may suffer a higher rate of non-payment due to a downturn in general economic conditions or local economic factors such as plant closings. As we expand our store base into new markets, we obtain new credit accounts, which present a higher risk than our mature credit accounts since these new customers do not have an established credit history with us. Since it takes time to evaluate the credit characteristics of our new customers, we may experience initial uncertainty in our credit portfolio. Also, since we conduct our collection procedures at the store level, our collection efforts are decentralized and become more decentralized as our store base grows. Difficulties we may encounter in maintaining the currency of our credit accounts could result in a material adverse effect on our earnings.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our market risk is limited to fluctuations in interest rates as it pertains to our borrowings under our credit facility. We pay interest on borrowings at either the federal funds rate plus 0.5%, the prime rate or, at our option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. If the interest rates on our borrowings average 100 basis points more in fiscal 2002 than they did in fiscal 2001, our interest expense would increase and income before income taxes would decrease by $656,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on our borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information under the captions "Election of Directors -- General," "Election of Directors -- Certain Information Concerning Nominees," "Election of Directors -- Executive Officers of the Company" and "Other Matters - Filings Under Section 16(a)" in our Proxy Statement for the Annual Meeting of Stockholders to be held on February 28, 2002 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information under the captions "Election of Directors - Compensation of Directors," "Election of Directors - Executive Compensation" and "Executive Officers of the Company" in our 2002 Proxy Statement is incorporated herein by reference. In no event shall the information contained in the 2002 Proxy Statement under the captions "Election of Directors -- Executive Compensation - Report on Executive Compensation of the Compensation Committee of the Board of Directors" and "Stockholder Return Comparison" be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the caption "Election of Directors -- Stock Ownership" in our 2002 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the caption "Election of Directors -- Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in our 2002 Proxy Statement is incorporated herein by reference.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1. CONSOLIDATED FINANCIAL STATEMENTS

         The following consolidated financial statements of Friedman's Inc., incorporated by reference into Item 8, are attached hereto:

Consolidated Income Statements for the Years Ended September 29, 2001 and September 30, 2000 and 1999

Consolidated Balance Sheets at September 29, 2001 and September 30, 2000

Consolidated Statements of Stockholders' Equity for the Years Ended September 29, 2001 and September 30, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended September 29, 2001 and September 30, 2000 and 1999

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

         3. EXHIBITS

         The exhibits indicated below are either included or incorporated by reference herein, as indicated. Copies of such exhibits will be furnished to any requesting stockholder upon request to Mr. Victor M. Suglia, Secretary, Friedman's Inc., 4 West State Street, Savannah, Georgia 31401. There is a charge of $.50 per page to cover expenses for copying and mailing.

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

10.7.1            Amendment Number One and Waiver to Credit Agreement dated
                  September 15, 1999, by and between Friedman's Inc., as
                  Borrower, certain subsidiaries and affiliates of Friedman's, as guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, and General Electric Capital
                  Corp., as Documentation Agent.

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

10.8.1            Amendment Number One to Credit Agreement dated September 15,
                  1999, by and between Crescent Jeweler's Inc., as Borrower, certain subsidiaries and affiliates of Crescent, as guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, and General Electric Capital Corp., as Documentation Agent.

10.8.2            Amendment Number Two to Credit Agreement dated September 15,
                  1999, by and between Crescent Jeweler's Inc., as Borrower, certain subsidiaries and affiliates of Crescent, as guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, and General Electric Capital Corp., as Documentation Agent.

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

10.12             Friedman's Inc. Dividend Reinvestment Plan, dated June 7, 2000
                  (incorporated by reference from the Registrant's Registration
                  Statement on Form S-3 (File. No. 333-38736), filed on June 7,
                  2000).

10.13             Trademark License Agreement dated April 1, 2000 by and between
                  Friedman's Management Corp. and Crescent Jewelers
                  (incorporated by reference from Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001).

10.14 Information Technology Services Agreement dated May 1, 2000, between Friedman's Inc. and Crescent Jewelers (incorporated by reference from Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001).

10.15             Services Agreement dated May 1, 2000, between Friedman's Inc.
                  and Crescent Jewelers (incorporated by reference from Exhibit
                  10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001).

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

10.18 Friedman's Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors (incorporated by reference from Exhibit
                  10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

10.18.1           Amendment Number One to Friedman's Inc. Amended and Restated
                  1994 Stock Option Plan for Outside Directors (incorporated by reference from Exhibit 4.5.1 to the Registrant's Registration
                  Statement on Form S-8 (File No. 333-59566) filed on April 26,
                  2001).

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

10.27.1           Amendment Number One to Friedman's Inc. 1999 Long-Term
                  Incentive Plan (incorporated by reference from Exhibit 4.4.1 to Registrant's Registration Statement on Form S-8 (File No.
                  333-59566) filed on April 26, 2001).

21                Subsidiaries of the Registrant.

23                Consent of Ernst & Young LLP


(b)      REPORTS ON FORM 8-K

         The registrant did not file any Current Reports on Form 8-K during the fourth quarter of the fiscal year ended September 29, 2001.

(c)      SEE ITEM 14(a)(3) ABOVE.

(d)      SEE ITEM 14(a)(2) ABOVE.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 21, 2001.

                                            FRIEDMAN'S INC.

                                            By: /s/ Bradley J. Stinn
                                                -------------------------
                                                 Bradley J. Stinn
                                                 Chief Executive Officer

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on December 21, 2001.

             SIGNATURE                                   TITLE
             ---------                                   -----

        /s/ Bradley J. Stinn           Chairman of the Executive Committee and Chief
   -----------------------------       Executive Officer (Principal Executive Officer)
          Bradley J. Stinn

     /s/ Sterling B. Brinkley          Chairman of the Board of Directors
   -----------------------------
        Sterling B. Brinkley


        /s/ John E. Cay III            Director
   -----------------------------
          John E. Cay III


     /s/ Robert W. Cruickshank         Director
   -----------------------------
       Robert W. Cruickshank


       /s/ David B. Parshall           Director
   -----------------------------
         David B. Parshall


         /s/ Mark C. Pickup            Director
   -----------------------------
           Mark C. Pickup


        /s/ Victor M. Suglia           Senior Vice President - Chief Financial Officer
   -----------------------------       (Principal Financial and Accounting Officer)
          Victor M. Suglia

                           ANNUAL REPORT ON FORM 10-K

                              ITEM 14 (a) 1. AND 2.

              FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                    YEARS ENDED SEPTEMBER 2001, 2000 AND 1999

                                 Friedman's Inc.

                   Index to Consolidated Financial Statements




Consolidated Income Statements for the Years Ended
  September 29, 2001 and September 30, 2000 and 1999 ...................     F-1
Consolidated Balance Sheets at September 29, 2001 and
  September 30, 2000 ...................................................     F-2
Consolidated Statements of Stockholders' Equity for the Years
   Ended September 29, 2001 and September 30, 2000 and 1999 ............     F-3
Consolidated Statements of Cash Flows for the Years Ended
   September 29, 2001 and September 30, 2000 and 1999 ..................     F-4
Notes to Consolidated Financial Statements .............................     F-5
Report of Independent Auditors .........................................    F-18

FINANCIAL STATEMENT SCHEDULE

Schedule II -- Valuation and Qualifying Accounts .......................    F-19


     All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the financial statements.

                                 FRIEDMAN'S INC.
                         CONSOLIDATED INCOME STATEMENTS

                                                                         YEARS ENDED SEPTEMBER,
                                                          -------------------------------------------------
                                                            2001                2000                1999
                                                          ---------           ---------           ---------
                                                             (Amounts in thousands except per share data)
Net Sales                                                 $ 411,037           $ 376,351           $ 308,385

Operating Costs and Expenses:
      Cost of goods sold including occupancy,
           distribution and buying                          216,265             199,646             163,983
      Selling, general and administrative                   160,941             133,316             110,665
      Depreciation and amortization                          13,881               9,479               6,379
                                                          ---------           ---------           ---------
Income from operations                                       19,950              33,910              27,358

Interest income from related party                           (2,569)             (2,421)             (2,489)
Interest expense                                              5,080               4,809               3,910
                                                          ---------           ---------           ---------
Income before income taxes and minority interest             17,439              31,522              25,937
Income tax expense                                            6,584              11,849               9,454
Minority interest                                            (1,374)                (31)                 --
                                                          ---------           ---------           ---------
Net income                                                $  12,229           $  19,704           $  16,483
                                                          =========           =========           =========

Earnings per share - basic                                $    0.84           $    1.36           $    1.13
                                                          =========           =========           =========

Earnings per share - diluted                              $    0.84           $    1.36           $    1.13
                                                          =========           =========           =========

Weighted average shares - basic                              14,501              14,445              14,590
Weighted average shares - diluted                            14,531              14,445              14,590


                             See accompanying notes.

                                 FRIEDMAN'S INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    SEPTEMBER 29,        SEPTEMBER 30,
                                                                                        2001                 2000
                                                                                      ---------           ---------
                                                                                   (Amounts in thousands, except share
                                                                                           and per share data)
ASSETS
Current Assets:

      Cash                                                                            $     468           $     459
      Accounts receivable, net of allowance for doubtful accounts of $14,745
          in 2001 and $13,514 in 2000                                                   132,695             122,168
      Inventories                                                                       136,520             122,828
      Deferred income taxes                                                               3,002               3,105
      Other current assets                                                                7,690               5,187
                                                                                      ---------           ---------
          Total current assets                                                          280,375             253,747

Equipment and improvements, net                                                          54,495              56,420
Tradename rights, net                                                                     5,022               5,493
Receivable from Crescent Jewelers                                                       108,208                  --
Other assets                                                                              3,217               3,995
                                                                                      ---------           ---------
          Total assets                                                                $ 451,317           $ 319,655
                                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

      Accounts payable                                                                $  46,288           $  41,715
      Accrued liabilities and other                                                      11,645              15,772
      Bank debt, Crescent Jewelers                                                      108,208                  --
      Bank debt, Friedman's and capital lease obligations                                60,606                  --
                                                                                      ---------           ---------
          Total current liabilities                                                     226,747              57,487

Long term bank debt, Friedman's                                                              --              48,430
Long term capital lease obligation                                                          685                  --
Deferred income taxes and other                                                           1,257               2,221
Minority interest in equity of subsidiary                                                    57                 490
Commitments and contingencies (note 9)

Stockholders' Equity:
      Preferred stock, par value $.01, 10,000,000 shares authorized
          and none issued                                                                    --                  --
      Class A common stock, par value $.01, 25,000,000 shares authorized,
          13,322,655 and 13,271,207 issued and outstanding
          at September 29, 2001 and September 30, 2000, respectively                        133                 133
      Class B common stock, par value $.01, 7,000,000 shares authorized,
          1,196,283 issued and outstanding                                                   12                  12
      Additional paid-in-capital                                                        119,011             118,767
      Retained earnings                                                                 104,540              93,290
      Stock purchase loans                                                               (1,125)             (1,175)
                                                                                      ---------           ---------
          Total stockholders' equity                                                    222,571             211,027
                                                                                      ---------           ---------
          Total liabilities and stockholders' equity                                  $ 451,317           $ 319,655
                                                                                      =========           =========

                             See accompanying notes.

                                 FRIEDMAN'S INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             (Amounts in Thousands, except share and per share data)

                                             Class A Common Stock       Class B Common Stock        Additional         Retained
                                             --------------------       -------------------
                                             Shares        Amount       Shares       Amount       Paid-in Capital      Earnings
                                           --------------------------------------------------------------------------------------
Balance at September 30, 1998              13,442,167     $  134       1,196,283     $  12           119,889       $   58,479

Retirement of Class A common stock
  pursuant to tradename acquisition          (250,000)        (2)             --        --            (1,623)              --
Issuance of Class A common stock under
  the Employee Stock Purchase Plan             31,360         --              --        --               254               --
Stock purchase loans                               --         --              --        --                --               --
Issuance of Class A common stock
  for services                                  2,600         --              --        --                23               --
Dividends declared ($0.05/share)                   --         --              --        --                --             (545)
Net income                                         --         --              --        --                --           16,483
                                           --------------------------------------------------------------------------------------

Balance at September 30, 1999              13,226,127        132       1,196,283        12           118,543           74,417

Issuance of Class A common stock under
  the Employee Stock Purchase Plan             37,618          1              --        --               179               --
Stock purchase loan payments                       --         --              --        --                --               --
Issuance of Class A common stock
  for services                                  7,462         --              --        --                45               --
Dividends declared ($0.0575/share)                 --         --              --        --                --             (831)
Net income                                         --         --              --        --                --           19,704
                                           --------------------------------------------------------------------------------------

Balance at September 30, 2000              13,271,207        133       1,196,283        12           118,767           93,290

Issuance of Class A common stock under
  the Employee Stock Purchase Plan             44,996         --              --        --               200               --
Stock purchase loan payments                       --         --              --        --                --               --
Issuance of Class A common stock
  for services                                  5,452         --              --        --                37               --
Dividends declared ($0.0675/share)                 --         --              --        --                --             (979)
Employee stock options exercised                1,000         --              --        --                 7               --
Net income                                         --         --              --        --                --           12,229
                                           --------------------------------------------------------------------------------------

Balance at September 29, 2001              13,322,655     $  133       1,196,283     $  12        $  119,011       $  104,540
                                          =======================================================================================


                                           Stock Purchase

                                               Loans           Total
                                           ---------------------------

Balance at September 30, 1998               $     --        $   178,514

Retirement of Class A common stock
  pursuant to tradename acquisition               --             (1,625)
Issuance of Class A common stock under
  the Employee Stock Purchase Plan                --                254
Stock purchase loans                          (1,200)            (1,200)
Issuance of Class A common stock
  for services                                    --                 23
Dividends declared ($0.05/share)                  --               (545)
Net income                                        --             16,483
                                           ----------------------------
Balance at September 30, 1999                 (1,200)           191,904

Issuance of Class A common stock under
  the Employee Stock Purchase Plan                --                180
Stock purchase loan payments                      25                 25
Issuance of Class A common stock
  for services                                    --                 45
Dividends declared ($0.0575/share)                --               (831)
Net income                                        --             19,704
                                           ----------------------------
Balance at September 30, 2000                 (1,175)           211,027


Issuance of Class A common stock under
  the Employee Stock Purchase Plan                --                200
Stock purchase loan payments                      50                 50
Issuance of Class A common stock
  for services                                    --                 37
Dividends declared ($0.0675/share)                --               (979)
Employee stock options exercised                  --                  7
Net income                                        --             12,229
                                           ----------------------------
Balance at September 29, 2001               ($ 1,125)       $   222,571
                                           =============================

                                 FRIEDMAN'S INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years ended September,
                                                                        --------------------------------------
                                                                          2001           2000           1999
                                                                        --------       --------       --------
                                                                                (Amounts in thousands)
Operating Activities:
      Net income                                                        $ 12,229       $ 19,704       $ 16,483
      Adjustments to reconcile net income to cash
           provided by (used in) operating activities:
           Depreciation and amortization                                  13,881          9,479          6,379
           Provision for doubtful accounts                                50,304         36,571         33,942
           Minority interest in loss of consolidated subsidiary           (1,374)           (31)            --
           Deferred taxes                                                   (585)           885         (1,314)
           Changes in assets and liabilities:
               Increase in accounts receivable                           (60,831)       (60,959)       (45,822)
               Increase in inventories                                   (13,692)        (9,734)        (7,509)
               Increase in other assets                                   (1,725)          (623)        (3,079)
               Increase in accounts payable and
                    accrued liabilities                                    2,081          2,768         30,475
                                                                        --------       --------       --------
               Net cash provided by (used in) operating
                        activities                                           288         (1,940)        29,555
Investing Activities:
      Additions to equipment and improvements                            (11,473)       (18,383)       (13,651)
      Notes receivable from related party                                     --             --         25,000
      Re-payments of (loans for) employee stock purchases                     50             25         (1,200)
                                                                        --------       --------       --------
               Net cash (used in) provided by investing
                        activities                                       (11,423)       (18,358)        10,149
Financing Activities:
      Bank borrowings (payments) under credit agreements                  11,879         20,249        (38,785)
      Proceeds from employee stock purchases and options exercised           207            226            277
      Payment of cash dividend                                              (942)          (794)          (363)
                                                                        --------       --------       --------
               Net cash provided by (used in) financing
                        activities                                        11,144         19,681        (38,871)
                                                                        --------       --------       --------
Increase (decrease) in cash                                                    9           (617)           833
Cash, beginning of year                                                      459          1,076            243
                                                                        --------       --------       --------
Cash, end of year                                                       $    468       $    459       $  1,076
                                                                        ========       ========       ========

Supplemental cash flow information:
      Cash paid for:
      Interest                                                          $  3,139       $  4,796       $  4,064
                                                                        ========       ========       ========
      Income taxes                                                      $ 10,081       $ 11,101       $  5,625
                                                                        ========       ========       ========


                             See accompanying notes.

                                 Friedman's Inc.
                   Notes to Consolidated Financial Statements
                               September 29, 2001


1.     THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

      Friedman's Inc. (the "Company") is a retailer of fine jewelry operating 643 stores in 20 states. The consolidated financial statements include the accounts of the Company and all of its majority-owned subsidiaries. All significant inter-company accounts have been eliminated.

   Fiscal Year

   The Company's fiscal year consists of 52 or 53 weeks ending the Saturday closest to September 30.

   Revenue Recognition

         Revenue related to merchandise sales is recognized at the time of sale, reduced by a provision for returns. Finance charges, product warranties and credit insurance revenue are recognized ratably over the term or estimated term of the related contracts. The Company periodically reviews the estimated term of product warranties. In the quarter ended July 1, 2000, the Company adjusted the estimated term of product warranty revenue based on actual trends and experience. The effect of this adjustment increased warranty revenue by $1.6 million in fiscal 2000. Finance charge and credit service revenues aggregating $35.8 million, $34.5 million and $30.8 million in 2001, 2000 and 1999, respectively, have been classified as a reduction of selling, general and administrative expenses in the accompanying income statements.

   Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Accounts Receivable

      A substantial portion of merchandise sales are made under installment contracts due in periodic payments over periods generally ranging from three to 24 months. The accounts are stated net of unearned finance charges, product warranties and credit insurance of $17,981,000 and $19,144,000 at September 29, 2001 and September 30, 2000, respectively. Consistent with industry practice, amounts which are due after one year, are included in current assets and totaled $12,480,000 and $11,639,000 at September 29, 2001 and September 30, 2000,
respectively.

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

      The Company maintains allowances for uncollectible accounts. These reserves are estimated based on historical experience, the composition of outstanding balances, trends at specific stores and other relevant information. The Company's policy is generally to write-off in full any credit account receivable if no payments have been received for 120 days and any other credit accounts receivable, regardless of payment history, if judged uncollectible (for example, in the event of fraud in the credit application or bankruptcy).

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 29, 2001


1.   THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company does not require separate collateral to secure credit purchases made by its customers, but it does retain a security interest in the purchased item

   Merchandise Inventories

      Inventories are stated at the lower of weighted average cost or estimated market value.

   Advertising Costs

      Advertising costs are charged against operations when the corresponding advertising is first run. Amounts expensed were $22,858,000, $19,512,000 and $15,412,000 for the years ended September 29, 2001, September 30, 2000 and September 30, 1999, respectively. The amount of prepaid advertising at September 2001 and 2000 was $1,772,000 and $689,000, respectively.

  Store Opening and Closing costs

      Store opening costs are expensed when incurred. Store closing costs, consisting of fixed asset impairment charges and accruals for remaining lease obligations, are estimated and recognized in the period in which the Company makes the decision that a store will be closed. The stores are closed shortly thereafter. Indicators of impairment generally do not exist with respect to the Company's property and equipment except in circumstances of store closings and with respect to the assets of the Company's internet joint venture.

         During fiscal 2001, the Company recorded store closing expenses of $4.2 million and impairment charges of $2.2 million. The store closing expenses related to the closing or planned closing of 33 stores and principally consisted of the accrual of lease obligations and additional provisions for anticipated write-offs of uncollectible accounts. The impairment charges consisted of $0.7 million related to the store closings and $1.5 million related to the write down of impaired assets utilized in the Company's internet joint venture.

         As of September 29, 2001, 31 of the stores had been closed and the remaining two stores were expected to close by December 31, 2001. Payments on the lease obligations aggregated $181,000 and remaining accrued obligations were $1.4 million.

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

   Retirement Savings Plan

      The Company has a defined contribution Retirement Savings Plan (the "Plan") under Section 401(k) of the Internal Revenue Code. Employees at least 21 years of age who have completed one year of service with 1,000 hours or more are eligible to participate in the Plan. Employees elect contribution percentages between 1% and 15% of annual compensation, as well as the investment options for their contributions. The Company makes matching contributions on behalf of each participant equal to 50% of the first 4% of each participant's salary contributed to the Plan. Company matching contributions to the Plan for the fiscal years ended September 2001, 2000 and 1999 were $306,000, $253,000 and $207,000, respectively. Employee contributions are 100% vested while Company contributions are vested according to a specified scale based on years of service.

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 29, 2001


1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

   Fair Values of Financial Instruments

      The reported amounts in the balance sheets at September 29, 2001 and September 30, 2000, respectively, for cash, accounts receivable, accounts payable, and long-term debt approximate fair value due to the short term nature of the financial instruments and the variable interest rate on debt.

   Earnings Per Share

      Basic earnings per common share excludes any dilutive effect of options, warrants and convertible securities. The dilutive effect of the Company's stock options is included in diluted earnings per common share. The dilutive effect in fiscal 2001 increased the diluted weighted shares outstanding by 30,000. There was no dilutive effect in fiscal 2000 and fiscal 1999. Certain options outstanding during each of the following years and their related exercise prices were not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the shares and, therefore, the effect would be antidulitive: 2001 - 1,248 shares and 2000 - 875,513 shares at prices ranging from $5.63 to $21.75.

   Reclassifications

      Certain balances as of September 30, 2000 and 1999 have been reclassified to conform to the current year financial statement presentation.

   New Accounting Standards

      The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") on October 1, 2000. SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company does not employ any derivative instruments and, therefore, Statement 133 did not have an effect on the Company's financial statements.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Under the new rules, intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standards. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for intangible assets beginning September 30, 2001. Application of the non-amortization provisions of the new standard to the Company's tradename rights, which are currently amortized over fifteen years, is expected to result in an increase in net earnings of approximately $301,000

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 29, 2001


1. THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

($0.02 per share) per year. During Fiscal 2002, the Company will perform the first of the required impairment tests of tradename rights. The Company is still assessing the impact of the new standard and has not yet determined what the effect of the impairment tests will be on the earnings and financial position of the Company.

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

   Bank Line of Credit Agreement

      The Company's credit facility (the "Credit Facility") with a syndicated group of banks provides for borrowings on 65% of eligible receivables and 50% of eligible inventories up to $67,500,000, through September 15, 2002, with a possible expansion of the credit line up to $75,000,000. Borrowings under the Credit Facility bear interest at either the federal funds rate plus 0.5%, the prime rate or, at the Company's option, the Eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on a calculation of the combined leverage ratio of the Company and Crescent Jewelers ("Crescent"), an affiliate of the Company. As discussed in Note 6, Crescent violated certain covenants under its debt agreement with several banks. In connection with the banks waiving compliance, the maturity of the debt was advanced to March 2002. The weighted average interest rate on the Credit Facility outstanding at September 29, 2001 and September 30, 2000 were 5.78% and 8.39%, respectively. As of September 29, 2001 and September 30, 2000, $60.3 million and $48.4 million were outstanding under the Credit Facility, respectively.

      Borrowings under the Credit Facility are secured by certain of the Company's assets, including inventory and accounts receivable. The agreement contains certain financial covenants, and limits mergers and acquisitions, certain capital transactions, asset dispositions and the incurrence of additional indebtedness.

      During fiscal 2001, the Company entered into a capital lease for certain software and computer hardware that expires in June 2004. The future minimum lease payments required under the capital lease are $296,000, $326,000 and $359,000 for the fiscal years ended September 2002, 2003 and 2004, respectively.

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 29, 2001


3.   EQUIPMENT AND IMPROVEMENTS

      Equipment and improvements, at cost, consist of the following (in thousands):

                                                               September
                                                          2001           2000
                                                        --------       --------
Store and office equipment                              $ 49,521       $ 45,017
Leasehold improvements                                    33,774         31,596
Computer equipment and implementation costs               12,613         11,104
                                                        --------       --------
Total equipment and improvements                          95,908         87,717
Less accumulated depreciation and amortization           (41,413)       (31,297)
                                                        --------       --------
Total net equipment and improvements                    $ 54,495       $ 56,420
                                                        ========       ========


4.   ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities consist of the following (in thousands):

                                                             September
                                                        2001           2000
                                                       -------       -------
Accrued compensation and related expenses              $ 3,454       $ 4,069
Other                                                    8,191        11,703
                                                       -------       -------
Total                                                  $11,645       $15,772
                                                       =======       =======

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 29, 2001

5.   LONG-TERM INCENTIVE PROGRAM

      During fiscal 1995, the Board of Directors approved agreements which provide incentive compensation to the Chairman of the Board and the Chief Executive Officer and Chairman of the Executive Committee based on growth in the price of the Company's Common Stock. Both of the executives were advanced $1,500,000 evidenced by a recourse promissory note due in 2004 and bearing interest at the minimum rate allowable for federal income tax purposes. The incentive features of the loans provide that: (i) as long as the executives are employed by the Company on the date on which interest is due on the loans, such interest will be forgiven; (ii) a percentage of the outstanding principal of the loans will be forgiven upon the attainment of certain targets for the price of the Company's Class A common stock, as indicated below, provided that the executives are employed by the Company on the date that the stock price target is attained; and (iii) the Company will pay any personal tax effects due as the result of such forgiveness of interest and principal. The stock price targets and related forgiveness percentages for each remaining year of the incentive program are noted in the following table:

                       YEARS 6-10
     --------------------------------------------------
                                 % OF REMAINING BALANCE
     STOCK PRICE TARGET                 FORGIVEN
     ------------------          ----------------------
           $32.50                         50%
            37.50                         60%
            45.00                         70%
            52.50                         80%
            60.00                        100%

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

      The Company incurred expense of $139,000, $177,000 and $155,000 for the forgiveness of interest and related taxes on the loans for the fiscal years ended September 2001, 2000 and 1999, respectively.

      Interest was calculated at the minimum rates allowable for federal income tax purposes of 4.98%, 6.24% and 5.45% for the fiscal years ended September 2001, 2000 and 1999, respectively.

      Through September 29, 2001, the principal amount of each loan had been reduced by $750,000 by attainment of stock price targets. None of the stock price targets were attained in the three year period ended September 29, 2001.

6.   RELATED PARTY TRANSACTIONS

      During fiscal 2001, 2000 and 1999, the Company paid $400,000 to Morgan Schiff, an affiliate of the Company, pursuant to a Financial Advisory Services Agreement (the "Agreement"). Morgan Schiff and the Company are affiliated through common controlling ownership. Pursuant to the Agreement, Morgan Schiff provides the Company with certain financial advisory services with respect to capital structure, business strategy and operations, budgeting and financial controls, mergers and acquisitions, and other similar transactions. The Agreement has a term of one year with an automatic renewal unless either party

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 29, 2001

6.   RELATED PARTY TRANSACTIONS (CONTINUED)

terminates by written notice. The Company has agreed to indemnify Morgan Schiff against any losses associated with the Agreement.

         The Company and Crescent Jewelers are affiliated through common controlling ownership and have certain common officers and directors. In connection with Crescent's 1999 revolving syndicated bank facility, the Company agreed to provide certain credit enhancements, including the support of $60 million of the Company's eligible receivables and inventories, and to guarantee Crescent's obligations to the banks which amounted to $108 million at September 29, 2001. In consideration for these enhancements and guarantees, Crescent pays the Company a quarterly fee equal to 2% per annum of outstanding borrowings and was issued a warrant to acquire 50% of the capital stock of Crescent (on a fully diluted basis) for nominal consideration.

         Among other provisions, Crescent's bank facility requires the maintenance of certain specified levels of fixed charge coverage and limits certain capital and other nonrecurring expenditures. Some of these covenants are measured on a combined basis for Crescent and the Company. During fiscal 2001, Crescent violated two of these covenants as a result of a settlement of litigation in September 2001 and Friedman's third quarter loss. The banks have waived these violations and the maturity of Crescent's debt has been advanced to March 31, 2002. Management expects that Crescent will maintain compliance with the terms of its bank facility through the March 2002 maturity date.

         The Company is working with Crescent to pursue financing alternatives to replace Crescent's bank facility. Based on discussions with lenders and typical lending criteria, the Company anticipates that Crescent will restructure or replace its revolving credit facility by March 31, 2002. In connection with this anticipated refinancing, the Company believes that a portion of Crescent's capital requirement will be satisfied by financial support of up to $112.5 million from the Company. Management believes that this financial support will be in the form of a continuation of the guarantee, a direct investment in equity or debt securities or some other form of financial support. The Company is considering several financing alternatives of its own to facilitate such financial support, including a refinancing or restructuring of the Company's credit facility. Based on discussions with lenders and typical lending criteria, the Company anticipates that it will complete the necessary financing by March 31, 2002.

         Pending completion of the financings by the Company and by Crescent, Crescent's entire liability to the bank has been recorded in the accompanying balance sheet along with a corresponding asset of equal amount. In Management's opinion, the asset is fully recoverable based on Crescent's cash flows and the estimated fair value of a corresponding investment in Crescent. Such estimated fair value has been determined under an investment value methodology based on the Company's warrant to purchase 50% of Crescent's capital stock and Friedman's acquisition strategy.

         Condensed financial information for Crescent is presented in the following table (in thousands):



                                                             AS OF
BALANCE SHEET DATA:                             JULY 28, 2001    JULY 31, 2000
                                                        (IN THOUSANDS)
Current assets............................         $96,312          $90,969
Total assets..............................         115,182          108,719
Current liabilities, excluding bank debt..          21,933           14,540
Bank debt.................................         109,361          102,994
Net shareholders' deficiency..............         (16,112)          (8,815)



                                                      FOR THE YEAR ENDED
OPERATING DATA:                                 JULY 28, 2001    JULY 31, 2000
                                                        (IN THOUSANDS)
Net sales................................         $137,205         $133,462
Loss before extraordinary gain(1)........           (7,297)          (2,098)
Operating income.........................            6,094            9,535
Operating income before litigation
  settlement.............................            9,594            9,535
Cash flow from operating activities......           (1,945)         (20,329)


      (1) The loss for 2001 includes a litigation settlement of $3.5 million and the write-down of an investment in an internet joint venture of $1.4 million. The 2001 amounts also include changes in accounting estimates of $2.8 million principally relating to a reduction in the reserve for bad debts and an increase in certain amounts capitalized in inventory. The loss before extraordinary gain for 2000 excludes an extraordinary gain on the restructuring of debt of $41.9 million.

      During fiscal 2000, the Company entered into agreements licensing
Cresent to use certain trademarks owned by the Company, to provide Cresent with merchandising, inventory management and replenishment systems, accounting and systems support and certain other back office processing services and to provide Cresent with integration services for new information technology systems at Cresent. These agreement were effective in October 2000. The Company charged $1.0 million in fiscal 2001 for these services, which has been recorded as a reduction of Selling, general and administrative expenses.

      In the fiscal 1999, the Company incurred costs of $1.0 million for services provided by Morgan Schiff in connection with the refinancing, the purchase warrant and the guarantee of Cresent's debt.

      During fiscal year 1999, the Company made a stock purchase loans aggregating $1.2 million to certain directors, officers and employees of the Company. Such loans extend for five years and the bear interest at 5%. The loans have been classified as a reduction in stockholders' equity in the accompanying financial statements.

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 29, 2001

7.   STOCK PLANS

   Stock Option Plan

      The Company maintains the 1999 Long-Term Incentive Plan ("LTIP") that provides for the granting of incentive stock options to officers and key employees up to a maximum of 1,000,000 shares of Class A Common Stock. Prior to the adoption of the LTIP, the Company maintained several other plans which have since been discontinued, although options remain outstanding under them. Incentive stock options are granted at the greater of the Class A Common Stock's fair market value at the grant date or at the company's book value at grant date, as determined by the Board of Directors. All options have a 10-year term and vest over three years.

      The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations which measures compensation cost using the intrinsic value method of accounting for its stock options. Accordingly, the Company does not recognize compensation cost based upon the fair value method of accounting as provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS No. 123"). If the Company had elected to recognize compensation cost based on the fair value of the options granted beginning in fiscal year 1996, as prescribed by SFAS No. 123, net income would have been reduced to the pro forma amounts indicated in the table below:

                                                  2001            2000             1999
                                                -------          -------          -------
Net income -  as reported                       $12,229          $19,704          $16,483
Net income - pro forma                           11,281           17,755           14,674

Basic earnings per share - as reported          $  0.84          $  1.36          $  1.13
Basic earnings per share - pro forma            $  0.78          $  1.23          $  1.01

Because the above pro forma amounts only include options granted beginning in fiscal year 1996, the effects of these hypothetical calculations are not likely to be representative of similar future calculations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation method with the following assumptions:

                                            2001          2000         1999
                                          --------      --------     --------
Expected dividend yield                      1.00%         0.60%        0.50%
Risk-free interest rate                      5.68%         5.92%        6.02%
Expected life of options                  10 years      10 years     10 years
                                          --------      --------     --------
Expected stock price volatility              0.645         0.582        0.517

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 29, 2001

7.   STOCK PLANS (CONTINUED)

A summary of the activity under the stock option plan is as follows:

                                                           Weighted
                                                           Average
                                   Options             Exercise Price
                                 Outstanding              Per Share
                               --------------          ---------------
September 30, 1998                 1,006,913                    14.32
Granted                              135,500                    13.09
Canceled                            (317,000)                  (15.34)
                               --------------          ---------------
September 30, 1999                   825,413                    13.74
Granted                               51,100                    10.23
                               --------------          ---------------
September 30, 2000                   876,513                   $13.72
Granted                              700,050                     7.82
Canceled                            (126,500)                  (13.50)
Exercised                             (1,000)                   (6.75)
                               --------------          ---------------
September 29, 2001                 1,449,063                   $10.90
                               ==============          ===============

      The weighted average fair value per share of options granted during the year ended September 29, 2001, September 30, 2000 and September 30, 1999 was $4.81, $10.23 and $5.04, respectively. Shares available for future grant were 293,250 and 347,277 at September 29, 2001 and September 30, 2000.

At September 29, 2001, the weighted average contractual life of options outstanding is 5.6 years and options to purchase 908,663 shares are exercisable with a weighted average exercise price of $12.09. There were 1,240,723 options outstanding with exercise prices ranging from $5.63 to $15.00 with a weighted average exercise price of $9.69 and weighted average remaining contractual life of 5.9 years and there were 208,340 options outstanding with exercise prices ranging from $16.13 to $21.75 with a weighted average exercise price of $17.35 and a weighted remaining contract life of 3.7 years.

Employee Stock Purchase Plan

     The Company maintains an Employee Stock Purchase Plan (the "Plan") in accordance with Section 423 of the Internal Revenue Code. Substantially all employees are eligible to participate in the Plan and each employee may purchase up to $25,000 of Class A Common Shares during each calendar year at market price less a discount of approximately 15%.

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 29, 2001

8.     INCOME TAXES

     The provision for income taxes for the years ended September consists of the following (in thousands):

                 2001           2000            1999
               --------       --------       --------
Current:
Federal        $  6,825       $  9,980       $  9,308
State               344            984          1,460
               --------       --------       --------
                  7,169         10,964         10,768
Deferred           (585)           885         (1,314)
               --------       --------       --------
               $  6,584       $ 11,849       $  9,454
               ========       ========       ========

      Income tax expense reconciled to the amount computed at statutory rates for the years ended September is as follows (in thousands):

                                                            2001         2000        1999
                                                           -------     -------     -------
Federal tax at statutory rate                              $ 6,042     $10,552     $ 8,514
State income taxes (net of federal income tax benefit)         218         686         830
Other, net                                                     324         611         110
                                                           -------     -------     -------
                                                           $ 6,584     $11,849     $ 9,454
                                                           =======     =======     =======

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 29, 2001


8.   INCOME TAXES (CONTINUED)

     Significant components of the Company's deferred tax assets and liabilities at September are as follows (in thousands):

                                            2001            2000
                                           ------          ------
Deferred tax assets:
  Allowance for doubtful accounts          $1,372          $1,602
  Accrued liabilities                       1,529             411
  Deferred revenue                          1,715           1,907
  Other                                        15               0
                                           ------          ------
  Total deferred tax assets                 4,631           3,920

 Deferred tax liabilities:
  Equipment and improvements                1,884           1,616
  Inventories                                 450             311
  Other                                       509             790
                                           ------          ------
  Total deferred tax liabilities            2,843           2,717

                                           ------          ------
Net deferred tax asset                     $1,788          $1,203
                                           ======          ======

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 29, 2001


9.     COMMITMENTS AND CONTINGENCIES

     The Company's principal leases are for store facilities and expire at varying dates during the next 10 years. In addition to fixed minimum rentals, many of the leases provide for contingent rentals based upon a percentage of store sales above stipulated amounts. Future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Years ended September
----------------------------------
                              2002            $20,329
                              2003             16,165
                              2004             11,895
                              2005              7,629
                              2006              3,834
Subsequent years                                5,085
                                              --------
Total                                         $64,937
                                              ========


Total rent expense for all leases is as follows (in thousands):

                                 YEARS ENDED SEPTEMBER
                           2001            2000          1999
                          -------        -------        -------
Minimum rentals           $28,160        $25,733        $21,565
Contingent rentals            334            404            401
                          -------        -------        -------
Total rent                $28,494        $26,137        $21,966
                          =======        =======        =======

      The Company sells credit life, health and property and casualty on its merchandise as an agent for American Bankers Insurance Group (ABIG), which underwrites the insurance products. The Company has a wholly owned offshore subsidiary which re-insures risks related to these products. Under the re-insurance contract, the Company's subsidiary assumes the risk of the insurance immediately after the insurance products are sold. The Company recognizes premium expense and commissions earned related to this insurance over the terms of the related insurance products. Premium expense includes fees to ABIG, as well as the estimated losses related to the insurance products. Losses are estimated based on historical experience and are recognized over the term of the related insurance product. The Company's losses on these products have historically been very stable, thus enabling the accrual of reliable loss estimates.

      The Company is involved in certain legal actions arising in the ordinary course of business. Management believes none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 29, 2001


10.    QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 29, 2001 and September 30, 2000 (in thousands except per share data):

                                                  For the Fiscal Year Ended September 29, 2001
                                                                 Quarters Ended
                                             -----------       --------        -------         ------------
                                             December 30       March 31        June 30         September 29
                                             -----------       --------        -------         ------------
Net sales                                      $173,434        $ 88,106        $ 83,730          $ 65,767
Cost of goods sold, including
   occupancy, distribution and buying            87,135          47,717          44,921            36,492
Income (loss) before income taxes (a)            26,460           3,563         (11,812)             (772)
Net income (loss)                                17,331           2,444          (7,045)             (502)
Basic earnings (loss) per share (d)                1.20            0.17           (0.49)            (0.03)
Diluted earnings (loss) per share (d)              1.20            0.17           (0.49)            (0.03)


                                                  For the Fiscal Year Ended September 30, 2000
                                                                 Quarters Ended
                                              ---------         -------         ------        ------------
                                              January 1         April 1         July 1        September 30
                                               ---------        -------         ------        ------------
Net sales                                      $151,418        $ 80,403        $ 80,160        $ 64,370
Cost of goods sold, including
   occupancy, distribution and buying            78,474          43,516          41,784          35,872
Income (loss) before income taxes                23,920           4,661           3,511 (b)        (571)(c)
Net income (loss)                                14,830           2,963           2,247            (337)
Basic earnings (loss) per share (d)                1.03            0.21            0.16           (0.02)
Diluted earnings (loss) per share (d)              1.03            0.21            0.16           (0.02)


(a) Income (loss) before income taxes includes a $0.1 million, $0.5 million and $4.3 million charge for the closing of a total of 33 stores during the first, second and third quarters, respectively. Additionally, during the third quarter the Company recorded a $1.5 million charge for impaired assets associated with the Company's internet e-commerce joint venture.

(b) During the quarter ended July 1, 2000, the estimated average life of diamond and gold bond warranties was adjusted based on actual trends and experience. The effect of this adjustment increased net income and basic earnings per share by $945,000 and $0.07, respectively.

(c) Loss before income taxes includes adjustments for changes in estimates of capitalized inventory costs of $1.7 million, estimated recoveries of charged - off customer receivables of $1.3 million, estimated incentive payments of $400,000 and increases in reserves for inventory disposition costs of $600,000.

(d) Due to the method required by FAS 128 to calculate per share data, the quarterly per share data may not total the full year per share data.

                         Report of Independent Auditors

The Board of Directors
Friedman's Inc.

We have audited the accompanying consolidated balance sheets of Friedman's Inc. (the Company) as of September 29, 2001 and September 30, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 29, 2001. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friedman's Inc. at September 29, 2001 and September 30, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

October 26, 2001
Atlanta, Georgia

                 SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                           BALANCE AT                                              BALANCE AT
                                                           BEGINNING                                                 END OF
                    DESCRIPTION                            OF PERIOD       ADDITIONS            DEDUCTIONS           PERIOD
                    -----------                            ---------       ---------            ----------          ------
Reserves and allowances deducted from asset accounts:
    Allowance for uncollectible accounts:
          Year ended September 30, 1999                   $ 10,072,000   $ 33,946,000(1)      $ 33,156,000(2)      $ 10,862,000
          Year ended September 30, 2000                     10,862,000     36,571,000(1)        33,919,000(2)        13,514,000
          Year ended September 29, 2001                     13,514,000     50,304,000(1)        49,073,000(2)        14,745,000

    Unearned finance charges, product warranties
       and credit insurance:
          Year ended September 30, 1999                   $ 15,675,000   $ 45,078,000(3)      $ 42,624,000(4)      $ 18,129,000
          Year ended September 30, 2000                     18,129,000     50,931,000(3)        49,916,000(4)        19,144,000
          Year ended September 29, 2001                     19,144,000     51,513,000(3)        52,676,000(4)        17,981,000


---------------------------------------

(1) Provision for doubtful accounts.

(2) Uncollectible accounts receivable written off, net of recoveries.

(3) Additions to credit insurance and product warranties are the dollar amount of premiums sold.

(4) Deductions to unearned finance charges, credit insurance and product warranties occur as finance charges, credit insurance and product warranties are earned.