Form 10-Q
period 2001-12-29
FRIEDMANS INC
filed 2002-02-12
CIK 911004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the Quarterly Period Ended December 29, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the Transition Period From __________________ to __________

Commission file number  0-22356



                                 FRIEDMAN'S INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                         58-2058362
--------------------------------                         ------------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)



         4 West State Street
        Savannah, Georgia 31401                                  31401
---------------------------------------                  -----------------------
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

    The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at February 11, 2002 was 17,088,025.

    The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at February 11, 2002 was 1,196,283.

                                      Index

                                 FRIEDMAN'S INC.


Part I.      Financial Information


Item 1.      Consolidated Financial Statements (Unaudited)

             Income Statements - Three months ended December 29, 2001 and December 30, 2000

             Balance Sheets - December 29, 2001, December 30, 2000 and September 29, 2001

             Statements of Cash Flows - Three months ended December 29, 2001 and December 30, 2000

             Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.      Qualitative and Quantitative Disclosures About Market Risk

Part II.     Other Information

Item 6.      Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information
Item 1.


                                 FRIEDMAN'S INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
               (In thousands, except per share and share amounts)


                                                               Three months ended
                                                           ----------------------------
                                                           December 29,    December 30,
                                                             2001             2000
                                                           ---------        -----------
Net sales .....................................            $ 181,371        $ 171,387

Operating Costs and Expenses:
       Cost of goods sold, including occupancy,
            distribution and buying ...........               89,522           85,088
       Selling, general and administrative ....               60,342           56,239
       Depreciation and amortization ..........                2,777            2,826
                                                           ---------        ---------
Income from operations ........................               28,730           27,234

Interest and other income from related party ..                 (652)            (648)
Interest expense ..............................                1,045            1,422
                                                           ---------        ---------
Income before income taxes ....................               28,337           26,460
Income tax expense ............................                9,926            9,331
Minority interest .............................                  (23)            (202)
                                                           ---------        ---------
Net income ....................................            $  18,434        $  17,331
                                                           =========        =========

Earnings per share - basic ....................            $    1.27        $    1.20
                                                           =========        =========

Earnings per share - diluted ..................            $    1.26        $    1.20
                                                           =========        =========

Weighted average shares - basic ...............               14,521           14,473
Weighted average shares - diluted .............               14,618           14,473


Number of stores open .........................                  645              631



                See notes to consolidated financial statements.

                                 FRIEDMAN'S INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share and share amounts)


                                                                                       December 29,     December 30,   September 29,
                                                                                           2001             2000            2001
                                                                                       -----------      ------------   ------------
                                                                                               (Unaudited)                 (Note)
ASSETS
Current Assets:
       Cash .......................................................................     $     570        $     301       $     468
       Accounts receivable, net of allowance for doubtful accounts of $27,077 at December 29, 2001, $21,518 at December 30, 2000 and $14,745 at
            September 29, 2001 ....................................................       171,890          157,975         132,695
       Inventories ................................................................       152,520          153,393         136,520
       Deferred income taxes ......................................................         3,002            3,107           3,002
       Other current assets .......................................................         7,977            6,900           7,690
                                                                                        ---------        ---------       ---------
            Total current assets ..................................................       335,959          321,676         280,375

Equipment and improvements, net ...................................................        54,543           57,883          54,495
Tradename rights, net .............................................................         5,022            5,375           5,022
Receivable from Crescent Jewelers .................................................       103,471               --         108,208
Other assets ......................................................................         3,022            3,775           3,217
                                                                                        ---------        ---------       ---------
            Total assets ..........................................................     $ 502,017        $ 388,709       $ 451,317
                                                                                        =========        =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable ...........................................................     $  92,339        $  95,860       $  46,288
       Accrued liabilities and other ..............................................        34,741           39,740          11,645
       Bank debt, Crescent Jewelers ...............................................       103,471               --         108,208
       Bank debt, Friedman's and capital lease obligation .........................        28,348               --          60,606
                                                                                        ---------        ---------       ---------
            Total current liabilities .............................................       258,899          135,600         226,747

Long term bank debt, Friedman's ...................................................            --           22,307              --
Long term capital lease obligation ................................................           929               --             685
Deferred income taxes and other ...................................................         1,257            1,852           1,257
Minority interest in equity of subsidiary .........................................           107              747              57

Stockholders' Equity:
       Preferred stock, par value $.01, 10,000,000 shares authorized
            and none issued .......................................................            --               --              --
       Class A common stock, par value $.01, 25,000,000 shares
            authorized, 13,328,545, 13,285,533 and 13,322,655  issued and outstanding at December 29, 2001, December 30, 2000 and
            September 29, 2001, respectively ......................................           133              133             133
       Class B common stock, par value $.01, 7,000,000 shares
            authorized, 1,196,283 issued and outstanding ..........................            12               12              12
       Additional paid-in-capital .................................................       119,055          118,829         119,011
       Retained earnings ..........................................................       122,720          110,404         104,540
       Stock purchase loans .......................................................        (1,095)          (1,175)         (1,125)
                                                                                        ---------        ---------       ---------
                      Total stockholders' equity ..................................       240,825          228,203         222,571
                                                                                        ---------        ---------       ---------
                      Total liabilities and stockholders' equity ..................     $ 502,017        $ 388,709       $ 451,317
                                                                                        =========        =========       =========


Note: The balance sheet at September 29, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


                See notes to consolidated financial statements.

                                 FRIEDMAN'S INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                                    Three months ended
                                                                                ---------------------------
                                                                                December 29,   December 30,
                                                                                   2001            2000
                                                                                ------------   ------------
Operating Activities:
       Net income ........................................................       $ 18,434        $ 17,331
       Adjustments to reconcile net income to cash
            provided by operating activities:
            Depreciation and amortization ................................          2,777           2,826
            Provision for doubtful accounts ..............................         22,198          18,613
            Minority interest in loss of consolidated subsidiary .........            (23)           (202)
            Changes in assets and liabilities:
                 Increase in accounts receivable .........................        (61,393)        (54,421)
                 Increase in inventories .................................        (16,000)        (30,566)
                 Increase in other assets ................................            (92)           (971)
                 Increase in accounts payable and
                      accrued liabilities ................................         70,463          78,595
                                                                                 --------        --------
                      Net cash provided by operating
                            activities ...................................         36,364          31,205
Investing Activities:
       Additions to equipment and improvements ...........................         (3,478)         (5,085)
       Re-payments of employee stock purchases ...........................             30              --
                                                                                 --------        --------
                 Net cash used in investing
                            activities ...................................         (3,448)         (5,085)
Financing Activities:
       Repayments of bank borrowings .....................................        (32,604)        (26,123)
       Proceeds from employee stock purchases and options exercised ......             44              62
       Payment of cash dividend ..........................................           (254)           (217)
                                                                                 --------        --------
                 Net cash used in financing
                            activities ...................................        (32,814)        (26,278)
                                                                                 --------        --------
Increase (decrease) in cash ..............................................            102            (158)
Cash, beginning of period ................................................            468             459
                                                                                 --------        --------
Cash, end of period ......................................................       $    570        $    301
                                                                                 ========        ========



            See notes to condensed consolidated financial statements.

                                FRIEDMAN'S INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                December 29, 2001


NOTE A - BASIS OF PRESENTATION

           The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 29, 2001 are not necessarily indicative of the results that may be expected for the year ending September 28, 2002. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. Annual Report on Form 10-K for the year ended September 29, 2001. Certain reclassifications have been made to prior quarters amounts to conform with current quarter presentation.

NOTE B - EARNINGS PER SHARE

           The dilutive effect of stock options on the weighted average number of shares outstanding for the period was $.01 and zero for the three months ended December 29, 2001 and December 30, 2000, respectively.

NOTE C -- NEW ACCOUNTING STANDARD

           The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), on September 30, 2001. Under FAS 142, intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests in accordance with the new standards. Other intangible assets continue to be amortized over their useful lives. Application of the non-amortization provisions of FAS 142 to the Company's trade-name rights, which had previously been amortized over fifteen years, resulted in an increase in net earnings of approximately $77,000 ($0.005 per fully diluted share) for the three months ended December 29, 2001.

NOTE D -- STORE CLOSINGS

           During fiscal 2001, the Company recorded store closing expenses, principally for lease obligations, of $4.2 million for the closure or planned closure of 33 stores. All 33 stores were closed by December 29, 2001. In connection with these closings, the Company made payments of $0.4 million during the first quarter of fiscal 2002. The Company had a remaining liability for lease obligations of approximately $1.1 million at December 29, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

           Certain of the matters discussed in this report and in documents incorporated by reference in this report, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed under "Risk Factors" below. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

RESULTS OF OPERATIONS

           Net sales increased 5.8% to $181.4 million for the three months ended December 29, 2001, from $171.4 million for the three months ended December 30, 2000. Comparable store net merchandise sales increased 3.1% for the three months ended December 29, 2001.

           Cost of goods sold, including occupancy, distribution and buying costs, increased 5.2% to $89.5 million, or 49.4%, of net sales, for the three months ended December 29, 2001, versus $85.1 million, or 49.6%, of net sales, for the three months ended December 30, 2000. The decline in cost of goods sold as a percentage of net sales was primarily the result of improved merchandise gross margins and increased sales of higher margin diamond and bridal products within the diamond category.

           Selling, general and administrative expenses increased 7.3% to $60.3 million for the three months ended December 29, 2001, from $56.2 million for the three months ended December 30, 2000. As a percentage of net sales, selling, general and administrative expenses increased to 33.3% as compared to 32.8% for the comparable period last year. The increase as a percentage of net sales was primarily the result of increases in the provision for bad debts, partially offset by an increase in receivable revenues and a decline in other operating expenses. The increase in the provision for bad debts as a percentage of net sales was primarily the result of an increase in the allowance for doubtful accounts at December 29, 2001 to 13.6% of accounts receivable as compared to 12.0% of accounts receivable at December 30, 2000. Our allowance for doubtful accounts are estimated each quarter based on historical experience, the composition of then outstanding balances, trends at specific stores and other relevant information. The application of this methodology for our first fiscal quarter resulted in an increase in the allowance primarily because a larger portion of our outstanding accounts receivable were more than 90 days past due. We do not believe that the increase in the allowance for doubtful accounts constitutes a material continuing trend.

           Depreciation and amortization expenses decreased 1.7% to $2.78 million for the three months ended December 29, 2001, from $2.83 million for the three months ended December 30, 2000. Depreciation and amortization expense as a percentage of net sales was 1.5% for the three months ended December 29, 2001 compared to 1.6% in the comparable period in the prior year. The decrease in actual depreciation and amortization expense and its decrease as a percentage of net sales was due to our adoption of a new accounting standard and the write down in June 2001 of impaired assets utilized in our internet joint venture. Effective September 30, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). In accordance with FAS 142, we discontinued amortization of our tradename rights beginning September 30, 2001, resulting in an increase in net earnings of approximately $77,000 ($.005 per fully diluted share) for the three months ended December 29, 2001. The increase in net earnings for fiscal year 2002 due to adoption of FAS 142 is expected to be approximately $301,000 ($0.02 per share).

           Interest and other income from a related party increased slightly to $652,000 for the three months ended December 29, 2001 compared to $648,000 for the three months ended December 30, 2000. Interest expense decreased to $1.0 million for the three months ended December 29, 2001 compared to $1.4 million for the three months ended December 30, 2000. The decrease in interest expense was due primarily to a decrease in our effective interest rate. See "-- Liquidity and Capital Resources."

           Net income increased by 6.4% to $18.4 million for the three months ended December 29, 2001 compared to $17.3 million for the three months ended December 30, 2000. Basic earnings per share increased 5.8% to $1.27 for the three months ended December 29, 2001 from $1.20 for the three months ended December 30, 2000. Diluted earnings per share increased 5.0% to $1.26 for the three months ended December 29, 2001 from $1.20 for the three months ended December 30, 2000. Basic weighted average common shares outstanding increased 0.33% to 14,521,000 for the three months ended December 29, 2001 from 14,473,000 for the comparable period in the prior year. Diluted weighted average common shares outstanding increased 1.0% to 14,618,000 for the three months ended December 29, 2001 from 14,473,000 for the comparable period in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

           During the three months ended December 29, 2001, net cash provided by our operating activities was $36.4 million compared to $31.2 million for the three months ended December 30, 2000. Cash provided by operations was favorably impacted by net income excluding non-cash expenses for provision for doubtful accounts and depreciation and amortization and decreases in net inventory levels, offset by growth in customer accounts receivable.

           Investing activities used cash of $3.4 million for the three months ended December 29, 2001 compared to $5.1 million during the three months ended December 30, 2000. The decrease was due primarily to the opening of fewer stores than the prior year.

           Financing activities used $32.8 million of cash for the three months ended December 29, 2001 compared to $26.3 million for the three months ended December 30, 2000. The use of cash was primarily to repay bank borrowings for both periods.

           On September 15, 1999, we entered into a three year $67.5 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at either the federal funds rate plus 0.5%, the prime rate or, at our option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on a calculation of the combined leverage ratio of Friedman's and our affiliate, Crescent Jewelers. The facility contains certain financial covenants and is secured by certain of our assets. At December 29, 2001, $27.8 million was outstanding under the facility, with interest accruing on such borrowings in a range from 3.7% to 5.8%.

           Our credit facility matures on September 15, 2002. We believe that we will be able to replace this facility on terms no less favorable than the current facility, and that we will have sufficient capital to fund our operations through the 2002 calendar year.

           In connection with the credit facility, we agreed to provide certain credit enhancements, including the support of $60 million of our eligible receivables and inventories, and to guarantee the obligations of Crescent under its $112.5 million senior secured revolving credit facility. The same bank group provides the credit facilities for both Crescent and us. In consideration for this guaranty, Crescent makes quarterly payments to us in an amount equal to 2% per annum of the outstanding obligations of Crescent under its credit facility during the preceding fiscal quarter. In further consideration of this guaranty, Crescent issued us a warrant to purchase 7,942,904 shares of Crescent's non voting Class A common stock, or approximately 50% of the capital stock of Crescent on a fully diluted basis, for an exercise price of $500,000.

           Crescent's bank facility requires the maintenance of certain levels of fixed charge coverage and limits certain capital and other nonrecurring expenditures. Some of these covenants are measured on a combined basis for Crescent and our company. During our fiscal 2001, Crescent violated two of these covenants as a result of its settlement of litigation in September 2001 and our third quarter loss. The lenders under the Crescent credit facility waived these violations but the maturity of Crescent's debt has been advanced to March 31, 2002 from September 15, 2002.

           We are working with Crescent to pursue a variety of financing alternatives to replace Crescent's bank facility. Management believes the operations and net assets of Crescent have value in excess of the outstanding balance of the bank debt. Crescent's operating performance has improved since the bank facility was put into place, and management expects that Crescent will maintain compliance with the terms of it's bank facility through the March 2002 maturity date. Based on negotiations with alternative financing sources, we believe that Crescent will have replacement financing in place prior to the maturity date or that the maturity of Crescent's credit facility will be extended to allow replacement financing arrangements to be completed.

           We anticipate that a portion of Crescent's capital requirements will be satisfied by financial support of up to $112.5 million from us through a guarantee similar to the one we currently provide, a direct investment in equity or debt securities or some other form of financial support. Any such financial support provided to Crescent will be subject to the review and approval of a committee of our Board of Directors comprised of independent directors unaffiliated with Crescent. The independent directors comprising the committees that reviewed and approved our prior transactions with Crescent have, among other things, engaged financial advisors to assist in their review. The outside financial advisors have in some instances provided the committee with a valuation of aspects of the transaction or a fairness opinion relating to the transaction. The actions and obligations of the independent committee are governed by the laws of the State of Delaware, where we are incorporated, and the interpretations of that law by the Delaware courts. We are considering several financing alternatives of our own in order to facilitate any such financial support, including a refinancing or restructuring of our credit facility. Pending completion of the financings by us and by Crescent, Crescent's entire liability under its credit facility has been recorded in our Consolidated Balance Sheet along with a corresponding asset of equal amount.

     On February 11, 2002, we completed the sale of 3,750,000 shares of our Class A common stock for $9.50 per share pursuant to a shelf registration filed with the Securities and Exchange Commission. We intend to use the net proceeds from the sale primarily for the reduction of debt and working capital to support continued growth. We also granted the underwriters an option to purchase 562,500 additional shares to cover over-allotments.

     On December 1, 2001, our Board of Directors declared a quarterly dividend of $0.0175, payable on January 15, 2002, to stockholders of record as of December 31, 2001.

                                  RISK FACTORS

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH EFFECTIVELY, WHICH MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     The number of stores we operate has greatly increased during the past four years. For example, we opened approximately 87 net new stores during fiscal 1998, 60 net new stores during fiscal 1999, 88 net new stores during fiscal 2000 and 24 net new stores during fiscal 2001. We intend to continue to expand, adding approximately 10 to 30 net new stores in fiscal 2002. In addition, in fiscal 2001, we launched a joint venture with Crescent Jewelers, an affiliate, to offer our products over the Internet. Our growth, including the Internet joint venture, has placed, and will continue to place, significant demands on all aspects of our business, including our management and personnel and information and distribution systems. In addition, this growth has required substantial investments necessary to build our brand name, store base and infrastructure in the new markets we have entered and has resulted in a decline in our operating margins. To date, our Internet joint venture has yet to meet our expectations. Factors including consumer preferences regarding Internet shopping, concerns about the safety and reliability of Internet shopping and our ability to provide high-quality customer service and fulfillment will all be significant in determining whether our Internet joint venture is successful. For these reasons, we may not be successful in continuing or successfully managing our growth which could result in a reduction in our historical revenue growth or an increase in cost of goods sold which would directly and adversely affect our earnings.

WE MAY NOT BE ABLE TO SUCCESSFULLY EXECUTE OUR GROWTH STRATEGY.

     Our growth strategy depends upon our ability to successfully open and operate new stores. Our success in opening and operating new stores depends upon a number of factors, including, among others, our ability to:

     - maintain the cash flow required to open and stock new stores;

     - identify store locations that match our power strip center or regional mall profiles;

     - negotiate acceptable lease terms;

     - open new stores in a timely manner;

     - source sufficient levels of inventory to meet the needs of new stores;

     - hire and train qualified store personnel; and

     - successfully integrate new stores into our existing operations.

We anticipate opening approximately 10 to 30 net new stores in fiscal 2002 but have not yet identified or finalized lease terms for many of the new sites. In addition, any expansion into new markets may present different competitive, advertising, merchandising and distribution challenges than those we encounter in our existing markets. Expansion in our existing markets may cause the net sales volumes in our existing stores in those markets to decline. If we are unsuccessful in implementing our growth strategy, our business, operating results and financial position could be adversely affected.

WE MAY MAKE ACQUISITIONS OR INVESTMENTS THAT ARE NOT SUCCESSFUL AND THAT ADVERSELY AFFECT OUR ONGOING OPERATIONS.

     As part of our growth strategy, we may acquire or make investments in other retail jewelry businesses, including a potential consolidation with Crescent Jewelers, our affiliate. Our past growth strategy consisted primarily of opening new retail jewelry stores. As a result, our ability to identify acquisition candidates, conduct acquisitions and properly manage the integration of acquisitions is unproven. If we fail to properly evaluate and execute acquisitions or investments and assimilate acquired operations into our own, it may seriously harm our business and operating results. In addition, acquisitions and investments could divert our management's attention from our core operations, which may adversely affect our operating results.

OUR CONTROLLING STOCKHOLDER AND SOME OF OUR DIRECTORS AND EXECUTIVE OFFICERS MAY HAVE A CONFLICT OF INTEREST AS A RESULT OF THEIR RELATIONSHIP WITH CRESCENT JEWELERS.

     We are affiliated with Crescent through common controlling ownership and executive management. Phillip E. Cohen controls all of our Class B common stock through his ownership of MS Jewelers Corporation, the general partner of MS Jewelers Limited Partnership, which owns all of our Class B common stock. As a result, he has significant control over our business, policies and affairs, including the power to appoint new management, prevent or cause a change of control and approve any action requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. In addition, Mr. Cohen has the right to elect a majority of our directors. Mr. Cohen also controls Crescent through his ownership of CJ Morgan Corp., the general partner of CJ Limited Partnership, which owns substantially all of the capital stock of Crescent. We have entered into agreements with Crescent, whereby we provide Crescent with accounting and systems support services, as well as use of our "The Value Leader" trademark. We have also guaranteed Crescent's obligations under its credit facility, the outstanding amount of which is currently reflected on our balance sheet as current indebtedness. See "Management Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." In addition, Bradley J. Stinn, our Chief Executive Officer, is also the Chief Executive Officer of Crescent and Victor M. Suglia, our Chief Financial Officer, is the also Chief Financial Officer of Crescent.

CRESCENT JEWELERS MAY NOT BE ABLE TO REFINANCE ITS CREDIT FACILITY, WHICH WE HAVE GUARANTEED, AND WE MAY BE OBLIGATED TO FUND CRESCENT'S DEBT TO THE BANK GROUP OF UP TO $112.5 MILLION.

     In connection with the negotiation of our current credit facility, in September 1999, we agreed to provide certain credit enhancements to Crescent's $112.5 million senior secured revolving credit facility, including the support of $60 million of our eligible receivables and inventories, and to guarantee Crescent's obligations under its credit facility. Crescent's bank facility requires the maintenance of certain levels of fixed charge coverage and limits certain capital and other nonrecurring expenditures. Some of these covenants are measured on a combined basis for Crescent and Friedman's. During our fiscal 2001, Crescent violated two of these covenants as a result of its settlement of litigation in September 2001 and Friedman's third quarter loss. The lenders under the Crescent credit facility have waived these violations but the maturity of Crescent's debt has been advanced to March 31, 2002 from September 15, 2002.

     We are working with Crescent to pursue a variety of financing alternatives to replace Crescent's bank facility. We anticipate that a portion of Crescent's capital requirements will be satisfied by financial support from us through a guarantee similar to the one we currently provide, a direct investment in equity or debt securities or some other form of financial support. Pending completion of the financings by us and by Crescent, Crescent's entire liability under its credit facility has been recorded in our Consolidated Balance Sheet along with a corresponding asset of equal amount. If Crescent does not complete replacement financing for its credit facility prior to March 31, 2002, we may be called upon by the bank group to pay the outstanding amounts under Crescent's facility, up to $112.5 million. We may not be able to fund this obligation from our cash from operations and our credit facility, and we may be forced to seek additional sources of financing, the carrying cost of which could have a material adverse effect on our results of operations. If such sources of financing are needed but are not available, we may default on our obligation under the guarantee, which will place our credit facility in default and subject to foreclosure by the bank group.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND IF WE FALL BEHIND OUR COMPETITORS, OUR EARNINGS AND STOCK PRICE MAY BE ADVERSELY AFFECTED.

     The retail jewelry business is mature and highly competitive. Our retail jewelry business competes with national and regional jewelry chains, as well as with local independently owned jewelry stores and chains. We also compete with other types of retailers who sell jewelry and gift items, such as department stores, catalog showrooms, discount retailers, direct mail suppliers, television home shopping networks and jewelry retailers who make sales through Internet sites. Our credit operations compete with credit card companies and other providers of consumer credit. We believe that the primary competitive factors affecting our operations are selection of merchandise offered, pricing, quality of sales associates, advertising, ability to offer in-house credit, store location and reputation. Many of our competitors are substantially larger and have greater financial resources than we. We may not be able to compete successfully with such competitors. Competition could cause us to lose customers, increase expenditures or reduce pricing, any of which could have a material adverse effect on our earnings.

THE ACTIONS OF THE UNITED STATES AGAINST TERRORISTS AND THE COUNTRIES IN WHICH THEY LIVE OR OPERATE COULD LEAD TO MORE TERRORIST ATTACKS AT HOME OR ABROAD, WHICH COULD SIGNIFICANTLY HARM OUR BUSINESS.

     On September 11, 2001, the United States suffered substantial terrorist attacks and, as a result, initiated retaliatory action against the terrorists and the countries which harbor, finance and otherwise support them. Consumers may be less likely to purchase luxury items, such as our jewelry products, during times of such political, economic and social uncertainty, which would harm our sales revenue. Further, armed conflicts and political instability overseas may impair our ability to obtain gold, diamonds and other precious and semiprecious metals and stones from foreign countries, potentially increasing our cost of goods sold.

OUR RESULTS OF OPERATIONS HAVE BEEN AND MAY CONTINUE TO BE SIGNIFICANTLY AFFECTED BY A DOWNTURN IN GENERAL ECONOMIC CONDITIONS.

     Jewelry is a luxury item and as a result, recent adverse trends in the general economy, such as decreases in employment levels, wages and salaries, have affected sales of our jewelry. Historically, consumers spend less money on luxury items, such as jewelry, during periods of declining economic activity. Also, negative developments in local economic conditions, such as plant closings, industry slowdowns and employment cutbacks, may affect sales of our jewelry. We depend on customer traffic at the power strip centers and malls where our stores are located. Reductions in consumer spending due to weaker economic conditions have affected and may continue to negatively affect our net sales.

     A majority of our customers use credit (either from us or another consumer credit source) to purchase jewelry from us. When there are adverse trends in the general economy or increases in interest rates, fewer consumers use credit. General economic trends also affect our credit operations. The downturn in the general economy and the economic conditions in the markets in which we operate have affected our ability to collect outstanding credit accounts receivable, and could continue to do so if such conditions persist.

OUR BUSINESS IS HIGHLY SEASONAL, WHICH MAY CAUSE SIGNIFICANT FLUCTUATIONS IN OUR RESULTS.

     Our first fiscal quarter, which ends in December, has historically been the strongest quarter of the year in terms of net sales and operating income. Any substantial disruption of holiday season shopping or other events which affect our first quarter results could have a material adverse effect on our profitability for the whole year. Our quarterly results of operations also may fluctuate significantly as a result of a variety of factors, including:

     - the timing of new store openings;

     - net sales contributed by new stores;

     - actions of competitors;

     - timing of certain holidays;

     - changes in our merchandise; and

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

FLUCTUATIONS IN THE AVAILABILITY, PRICES AND QUALITY OF OUR MERCHANDISE MAY AFFECT OUR RESULTS OF OPERATIONS.

     We primarily sell jewelry made of gold and diamonds and, to a lesser extent, other precious and semiprecious metals and stones. The prices of these materials have been, and we expect for them to continue to be, subject to significant volatility. Further, the supply and price of diamonds are significantly influenced by a single entity, DeBeers Consolidated Mines Ltd. of South Africa. We do not maintain long-term inventories or otherwise hedge against fluctuations in the cost of gold or diamonds. A significant increase in the price of gold and diamonds could adversely affect our sales and gross margins.

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

     Our merchandising strategy also depends upon our ability to find and maintain good relations with a few choice vendors. We compete with other jewelry retailers for access to vendors who will provide us with the quality and quantity of merchandise necessary to operate our business. In fiscal 2001, our top five suppliers accounted for approximately 37% of our total purchases and no single vendor accounted for more than 10% of our total purchases. Although we believe that alternate sources of supply are available, the abrupt loss of any of our vendors or a decline in the quality or quantity of merchandise supplied by our vendors could cause significant disruption in our business as we substitute vendors.

     A substantial portion of the merchandise we sell is carried on a consignment basis prior to sale or is otherwise financed by vendors, thereby reducing our direct capital investment in inventory. The percentage of our total inventory that was carried on consignment for fiscal 1999, 2000 and 2001 (based on the inventory levels at the end of each period) was 31.8%, 34.0% and 33.0%, respectively.

The willingness of vendors to enter into such arrangements may vary substantially from time to time based on a number of factors, including the merchandise involved, the financial resources of vendors, interest rates, availability of financing, fluctuations in gem and gold prices, inflation, our financial condition and a number of economic or competitive conditions in the jewelry business or the economy. Any change in these relationships could have a material adverse effect on our results of operations or financial condition.

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

OUR CREDIT AND INSURANCE BUSINESS MAY BE ADVERSELY AFFECTED BY CHANGES IN LAWS AND REGULATIONS GOVERNING OUR BUSINESS.

     The operation of our credit and insurance business subjects us to substantial regulation relating to disclosure and other requirements upon origination, servicing, debt collection and particularly upon the amount of finance charges we can impose. Any adverse change in the regulation of consumer credit could adversely affect our net sales and cost of goods sold. For example, new laws or regulations could limit the amount of interest or fees we charge on consumer loan accounts, or restrict our ability to collect on account balances, which could have a material adverse effect on our earnings.

     Federal and state laws and regulations also impact the various types of insurance that we offer. We operate in many jurisdictions and are subject to the complex rules and regulations of each jurisdiction's insurance department. These rules and regulations may undergo periodic modifications and are subject to differing statutory interpretations, which could make compliance more difficult and more costly.

     Compliance with existing and future laws or regulations could require us to make material expenditures, including in connection with training personnel, or otherwise adversely effect our business or financial results. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines, additional licensing expenses or the revocation of our licenses to sell insurance in these jurisdictions, any of which could have an adverse effect on our results of operations and stock price.

THE FUTURE OF OUR CREDIT BUSINESS IS UNCERTAIN, WHICH MAY CAUSE SIGNIFICANT FLUCTUATIONS IN OUR OPERATING RESULTS.

     Approximately 53% of our net merchandise sales are on credit. Our credit programs allow our customers to purchase more expensive and larger quantities of our merchandise, which enables our stores to have higher average sales. A decrease in credit sales could have a material adverse effect on our earnings by lowering our net sales. Also, credit sales lead to more frequent contact and better personal relationships with the approximately 75% of our credit customers who choose to make in-store installment payments. As a result, a decrease in credit sales could reduce traffic in our stores and lower our revenues.

     We adhere to strict credit application guidelines in determining whether our customers qualify for credit. During a downturn in general economic conditions, as we are currently experiencing, or local economic developments such as plant closings, fewer of our customers may qualify for credit, and we may suffer a higher rate of non-payment, either of which could have a material adverse affect on our business, financial condition or results of operations. As we expand our store base into new markets, we obtain new credit accounts, which present a higher risk than our mature credit accounts since these new customers do not have an established credit history with us. Since it takes time to evaluate the creditworthiness and payment patterns of our new customers, we may experience initial uncertainty in our credit portfolio. Also, since we conduct our collection procedures at the store level, our collection efforts are decentralized and may become more difficult to monitor as our store base grows. Difficulties we may encounter in maintaining the currency of our credit accounts could result in a material adverse effect on our earnings.

     We use a computer credit scoring process to determine whether a credit applicant should be approved for a credit account and if so the credit limit which should be applied to the account. The computer credit scoring process relies on a computer model, which we revise from time to time. If our computer credit scoring process fails to accurately analyze the credit risk of applicants due to a computer failure or errors in the model, our credit losses may be greater than anticipated.

THE LOSS OF OUR CHIEF EXECUTIVE OFFICER OR OTHER KEY PERSONNEL COULD SIGNIFICANTLY HARM OUR BUSINESS.

     Our management and operations depend on the skills and experience of our senior management team, including our Chief Executive Officer, Bradley J. Stinn. We believe that our ability to successfully implement our growth strategies depends on the continued employment of our senior management team. The loss of Mr. Stinn or a significant number of other senior officers could hurt us materially. We do not currently have employment agreements or non-competition agreements with, or key-man life insurance for, any senior officer, including Mr. Stinn.

YOUR STOCK VALUE MAY BE ADVERSELY AFFECTED BECAUSE ONLY HOLDERS OF OUR CLASS B COMMON STOCK MAY VOTE ON CORPORATE ACTIONS REQUIRING STOCKHOLDER APPROVAL AND BECAUSE OF THE CONCENTRATED OWNERSHIP OF OUR CLASS B COMMON STOCK.

     Holders of our Class B common stock have the right to elect up to 75% of our directors and can control the outcome of all other issues decided by our stockholders, including major corporate transactions. Phillip E. Cohen controls our Class B common stock through his ownership of MS Jewelers Corporation, the general partner of MS Jewelers Limited Partnership, which owns our Class B common stock. Holders of our Class A common stock have the right to elect at least 25% of our directors. As long as there are shares of Class B common stock outstanding, holders of Class A common stock have no other voting rights, except as required by law. Mr. Cohen can transfer his Class B common stock and its voting rights to a third party, subject to certain limitations. Following this offering, if Mr. Cohen were to convert his Class B common stock into Class A common stock, he would control approximately 6.5% of the Class A common stock. Some potential investors may not like this concentration of control and the price of our Class A common stock may be adversely affected. Further, Mr. Cohen's control of us may also discourage offers by third parties to buy us or to merge with us or reduce the price that potential acquirers may be willing to pay for our Class A common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our market risk is limited to fluctuations in interest rates as it pertains to our borrowings under the credit facility. We pay interest on borrowings at either the federal funds rate plus 0.5%, the prime rate or, at our option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. If the interest rates on our borrowings average 100 basis points more in fiscal 2002 than they did in fiscal 2001, the our interest expense would increase and income before income taxes would decrease by $656,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on our borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

Part II.  Other Information


Item 6.    Exhibits and Reports on Form 8-K

           The Company filed a report on Form 8-K on October 4, 2001 which contained the text of a management presentation delivered by Friedman's Inc. on October 4, 2001.

           The exhibits to this report on Form 10-Q are listed on the Exhibit Index which immediately follows the signature page hereto.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2002.




                                             FRIEDMAN'S INC.

                                        BY:  /s/ Victor M. Suglia
                                             -----------------------------------
                                             Victor M. Suglia
                                             Senior Vice President and
                                             Chief Financial Officer

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