Form 10-Q
period 2002-03-30
FRIEDMANS INC
filed 2002-05-14
CIK 911004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 30, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From __________________ to
__________________

Commission file number  0-22356



                                 FRIEDMAN'S INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                    58-2058362
-------------------------------            -------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identificaiton No.)



       4 West State Street
      Savannah, Georgia 31401                             31401
-------------------------------            -------------------------------------
      (Address of principal                             (Zip Code)
        executive offices)



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

         The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at May 13, 2002 was 17,423,706.

         The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at May 13, 2002 was 1,196,283.

                                      Index

                                 FRIEDMAN'S INC.


Part I.  Financial Information


Item 1.  Consolidated Financial Statements (Unaudited)

         Income Statements - Three months and six months ended March 30, 2002 and March 31, 2001

         Balance Sheets - March 30, 2002, March 31, 2001 and September 29, 2001

         Statements of Cash Flows - Six months ended March 30, 2002 and March 31, 2001

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


Item 6.  Exhibits and Reports on Form 8-K


Signatures

Part I.  Financial Information
Item 1.

                                 FRIEDMAN'S INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
               (In thousands, except per share and share amounts)

                                                          Three months ended          Six months ended
                                                       March 30,     March 31,     March 30,     March 31,
                                                         2002           2001          2002          2001
                                                         ----           ----          ----          ----
Net sales .........................................    $  94,346     $  89,573     $ 275,717     $ 260,961

Operating Costs and Expenses:
           Cost of goods sold, including occupancy,
                    distribution and buying .......       51,188        49,184       140,710       134,272
           Selling, general and administrative ....       35,755        33,265        96,097        89,415
           Depreciation and amortization ..........        2,835         2,966         5,612         5,882
                                                       ---------     ---------     ---------     ---------
Income from operations ............................        4,568         4,158        33,298        31,392

Interest and other income from related party ......         (643)         (643)       (1,295)       (1,292)
Interest expense ..................................          667         1,238         1,712         2,661
                                                       ---------     ---------     ---------     ---------
Income before income taxes ........................        4,544         3,563        32,881        30,023
Income tax expense ................................        1,608         1,317        11,534        10,648
Minority interest .................................          (51)         (198)          (74)         (400)
                                                       ---------     ---------     ---------     ---------
Net income ........................................    $   2,987     $   2,444     $  21,421     $  19,775
                                                       =========     =========     =========     =========

Earnings per share - basic ........................    $    0.18     $    0.17     $    1.37     $    1.37
                                                       =========     =========     =========     =========

Earnings per share - diluted ......................    $    0.18     $    0.17     $    1.36     $    1.37
                                                       =========     =========     =========     =========

Weighted average shares - basic ...................       16,672        14,494        15,596        14,483
Weighted average shares - diluted .................       16,933        14,494        15,784        14,483


Number of stores open .............................          648           635           648           635


                See notes to consolidated financial statements.

                                 FRIEDMAN'S INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share and share amounts)

                                                                                        March 30,      March 31,  September 29,
                                                                                           2002         2001           2001
                                                                                           ----         ----           ----
                                                                                              (Unaudited)            (Note)
Assets
Current Assets:
           Cash ....................................................................... $     477     $     420     $     468
           Accounts receivable, net of allowance for doubtful accounts of $21,413 at March 30, 2002, $15,550 at March 31, 2001 and $14,745 at
                          September 29, 2001...........................................   154,827       145,557       132,695
           Inventories ................................................................   144,346       140,488       136,520
           Deferred income taxes ......................................................     3,002         3,107         3,002
           Other current assets .......................................................     7,238         8,169         7,690
                                                                                        ---------     ---------     ---------
                    Total current assets  .............................................   309,890       297,741       280,375

Equipment and improvements, net .......................................................    52,594        56,463        54,495
Tradename rights, net .................................................................     5,022         5,258         5,022
Receivable from Crescent Jewelers .....................................................   111,039            --       108,208
Other assets ..........................................................................     2,828         3,579         3,217
                                                                                        ---------     ---------     ---------
                    Total assets ...................................................... $ 481,373     $ 363,041     $ 451,317
                                                                                        =========     =========     =========

Liabilities and Stockholders' Equity
Current Liabilities:
           Accounts payable ........................................................... $  40,900     $  50,486     $  46,288
           Accrued liabilities and other ..............................................    24,154        20,218        11,645
           Bank debt, Crescent Jewelers ...............................................   111,039            --       108,208
           Bank debt, Friedman's and capital lease obligation .........................    24,656            --        60,606
                                                                                        ---------     ---------     ---------
                    Total current liabilities .........................................   200,749        70,704       226,747

Long term bank debt, Friedman's .......................................................        --        59,304            --
Long term capital lease obligation ....................................................       744            --           685
Deferred income taxes and other .......................................................     1,257         1,769         1,257
Minority interest in equity of subsidiary .............................................       105           665            57

Stockholders' Equity:
           Preferred stock, par value $.01, 10,000,000 shares authorized
                    and none issued ...................................................        --            --            --
           Class A common stock, par value $.01, 25,000,000 shares
                    authorized, 17,423,706, 13,320,100 and 13,322,655  issued and outstanding at March 30, 2002, March 31, 2001 and
                    September 29, 2001, respectively ..................................       174           133           133
           Class B common stock, par value $.01, 7,000,000 shares
                    authorized, 1,196,283 issued and outstanding ......................        12            12            12
           Additional paid-in-capital .................................................   154,045       119,014       119,011
           Retained earnings ..........................................................   125,335       112,600       104,540
           Stock purchase loans .......................................................    (1,048)       (1,160)       (1,125)
                                                                                        ---------     ---------     ---------
                          Total stockholders' equity ..................................   278,518       230,599       222,571
                                                                                        ---------     ---------     ---------
                          Total liabilities and stockholders' equity .................. $ 481,373     $ 363,041     $ 451,317
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

                                 FRIEDMAN'S INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                     Six months ended
                                                                                  March 30,    March 31,
                                                                                    2002         2001
                                                                                    ----         ----
Operating Activities:
           Net income ........................................................    $ 21,421     $ 19,775
           Adjustments to reconcile net income to net cash
                    provided by (used in) operating activities:
                    Depreciation and amortization ............................       5,612        5,882
                    Provision for doubtful accounts ..........................      31,929       27,187
                    Minority interest in loss of consolidated subsidiary .....         (74)        (400)
                    Changes in assets and liabilities:
                             Increase in accounts receivable .................     (54,061)     (50,577)
                             Increase in inventories .........................      (7,826)     (17,660)
                             Decrease (increase) in other assets .............         841       (2,044)
                             Increase in accounts payable and
                                      accrued liabilities ....................       8,275       14,754
                                                                                  --------     --------
                                      Net cash provided by (used in) operating
                                               activities ....................       6,117       (3,083)
Investing Activities:
           Additions to equipment and improvements ...........................      (4,195)      (7,658)
           Repayments of employee stock purchases ............................          30           15
                                                                                  --------     --------
                             Net cash used in investing
                                               activities ....................      (4,165)      (7,643)
Financing Activities:
           (Repayments of) proceeds from bank borrowings .....................     (36,481)      10,874
           Proceeds from stock issuance, net .................................      34,965           --
           Proceeds from employee stock purchases and options exercised ......          81          247
           Payment of cash dividend ..........................................        (508)        (434)
                                                                                  --------     --------
                             Net cash (used in) provided by financing
                                               activities ....................      (1,943)      10,687
                                                                                  --------     --------
Increase (decrease) in cash ..................................................           9          (39)
Cash, beginning of period ....................................................         468          459
                                                                                  --------     --------
Cash, end of period ..........................................................    $    477     $    420
                                                                                  ========     ========

                 See notes to consolidated financial statements.

                                 FRIEDMAN'S INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                 March 30, 2002



NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending September 28, 2002. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. Annual Report on Form 10-K for the year ended September 29, 2001. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

NOTE B - NEW ACCOUNTING STANDARD

         The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), on September 30, 2001. Under FAS 142, intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests in accordance with the new standards. Other intangible assets continue to be amortized over their useful lives. Application of the non-amortization provisions of FAS 142 to the Company's tradename rights, which had previously been amortized over fifteen years, resulted in an increase in net earnings of approximately $77,000 and $153,000 ($0.005 and $0.01 per fully diluted shares) for the three months and six months ended March 30, 2002, respectively.

NOTE C - STORE CLOSINGS

         During fiscal 2001, the Company recorded store closing expenses, principally for lease obligations, of $4.2 million for the closure or planned closure of 33 stores. All 33 stores were closed by December 29, 2001. In connection with these closings, the Company made payments of $0.2 million and $0.6 million during the three months and six months ended March 30, 2002, respectively. The Company had a remaining liability for lease obligations of approximately $0.8 million at March 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and other sections of this Form 10-Q may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are made based on management's current expectations or beliefs as well as assumptions made by, and information currently available to, management. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed under the section titled "Risk Factors" in the reports that we file with the SEC from time to time, including our Annual Report on Form 10-K for our fiscal year ended September 29, 2001. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         Revenue Recognition. We recognize revenue related to our merchandise sales at the time of sale, reduced by a provision for returns. We estimate this returns provision principally based on prior year return rates. We recognize finance charges, product warranties and credit insurance revenue ratably over the term or estimated term of the related contracts. We periodically review the estimated term of product warranties and may adjust the estimated term over which our product warranty revenue is recognized based on actual trends and experience. The effect of our estimation may be an increase or decrease in our warranty revenue and, as a result, a corresponding increase or decrease in our net sales. We classify finance charges and credit service revenues as a reduction in selling, general and administrative expenses in the accompanying income statements.

         Accounts Receivable. Approximately 50% of our merchandise sales are made under installment contracts due in periodic payments over periods ranging from 3 to 24 months. The accounts are stated net of unearned finance charges, product warranties and credit insurance. We follow industry practice and include amounts due after one year in current assets.

         We conduct credit approval and collection procedures at each store and follow internal company guidelines to evaluate the credit worthiness of our customers and to manage the collection process. In order to minimize our credit risk, we generally require down payments on credit sales and offer credit insurance to our customers. We believe that we are not dependent on a given industry or business for our customer base, and, therefore, have no significant concentration of credit risk.

         We maintain an allowance for uncollectible accounts. We estimate the reserve each quarter based on historical experience, the composition of outstanding balances, trends at specific stores and other relevant information. The application of this methodology may result in increases or decreases in our provision for uncollectible accounts from quarter to quarter. Our policy is generally to write off in full any credit account receivable if no payments have been received for 120 days and any other credit accounts receivable, regardless of payment history, if judged uncollectible (for example, in the event of fraud in the credit application or bankruptcy).

         We do not require separate collateral to secure credit purchases made by our customers, but we do retain a security interest in the purchased item.

         Store Opening and Closing Costs. We expense store opening costs when incurred. We determine our store closing costs, consisting of fixed asset impairment charges and accruals for remaining lease obligations, and recognize these costs in the period in which we make the decision that a store will be closed. We then close the store shortly thereafter. Indicators of impairment generally do not exist with respect to our property and equipment except in circumstances of store closings.

         Our senior management and our independent accountants have discussed each of the above accounting policies and the selection of the various accounting estimates used with the Audit Committee of our Board of Directors. The Audit Committee has reviewed the discussion provided below of our financial condition and results of operations for the three months ended March 30, 2002.

THREE MONTHS ENDED MARCH 30, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

RESULTS OF OPERATIONS

         Net sales increased 5.3% to $94.3 million for the three months ended March 30, 2002, from $89.6 million for the three months ended March 31, 2001. The increase in sales was attributable to a comparable store sales increase of 3.2% and the addition of 13 net new stores since March 31, 2001.

         Cost of goods sold, including occupancy, distribution and buying costs, increased 4.1% to $51.2 million, or 54.3% of net sales, for the three months ended March 30, 2002, versus $49.2 million, or 54.9% of net sales, for the three months ended March 31, 2001. The decline in cost of goods sold as a percentage of net sales was primarily the result of improved merchandise gross margins, particularly in the diamond category.

         Selling, general and administrative expenses increased 7.5% to $35.8 million for the three months ended March 30, 2002, from $33.3 million for the three months ended March 31, 2001. As a percentage of net sales, selling, general and administrative expenses increased to 37.9% for the three months ended March 30, 2002 as compared to 37.1% for the comparable period last year. The increase as a percentage of net sales was primarily the result of increases in the provision for bad debts and other operating expenses, partially offset by an increase in receivable revenues. The increase in the provision for bad debts as a percentage of net sales was primarily the result of an increase in the allowance for doubtful accounts at March 30, 2002 to 12.2% of accounts receivable as compared to 9.7% of accounts receivable at March 31, 2001. The application of our methodology for determining the allowance for doubtful accounts, as discussed above, for our second fiscal quarter resulted in an increase in the allowance primarily because a larger portion of our outstanding accounts receivable were more than 90 days past due. At March 30, 2002, 3.7% of our accounts receivable were 90 days or more past due compared to 3.2% at March 31, 2001. We do not believe that the increase in the allowance for doubtful accounts constitutes a material continuing trend. Other operating expenses increased primarily due to higher incentive pay to our employees.

         Depreciation and amortization expenses decreased 4.4% to $2.8 million for the three months ended March 30, 2002, from $3.0 million for the three months ended March 31, 2001. Depreciation and amortization expense as a percentage of net sales was 3.0% for the three months ended March 30, 2002 compared to 3.3% in the comparable period in the prior year. The decrease in depreciation and amortization expense and its decrease as a percentage of net sales was primarily due to our adoption of a new accounting standard and the writedown in June 2001 of impaired assets utilized in our internet joint venture. Effective September 30, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). In accordance with FAS 142, we discontinued amortization of our tradename rights beginning September 30, 2001, resulting in an increase in net earnings of approximately $77,000 ($.005 per fully diluted share) for the three months ended March 30, 2002. The increase in net earnings for fiscal year 2002 due to adoption of FAS 142 is expected to be approximately $301,000 ($0.02 per share).

         Interest and other income from a related party was unchanged at $643,000 for the three months ended March 30, 2002 and March 31, 2001, respectively. Interest expense decreased to $0.7 million for the three months ended March 30, 2002 compared to $1.2 million for the three months ended March 31, 2001. The decrease in interest expense was due to lower average borrowings levels, primarily due to net cash proceeds of $35 million from the sale of stock, and a decrease in our effective interest rate. See "-- Liquidity and Capital Resources."

         Net income increased by 22.2% to $3.0 million for the three months ended March 30, 2002 compared to $2.4 million for the three months ended March 31, 2001. Basic and diluted earnings per share increased 5.9% to $0.18 for the three months ended March 30, 2002 from $0.17 for the three months ended March 31, 2001. Basic weighted average common shares outstanding increased 15.0% to 16,672,000 for the three months ended March 30, 2002 from 14,494,000 for the comparable period in the prior year. Diluted weighted average common shares outstanding increased 16.8% to 16,933,000 for the three months ended March 30, 2002 from 14,494,000 for the comparable period in the prior year. The increase in basic and diluted weighted average shares outstanding was primarily due to our issuance of 4.1 million shares in a common stock offering completed on February 11, 2002.


SIX MONTHS ENDED MARCH 30, 2002 COMPARED TO SIX MONTHS ENDED MARCH 31, 2001

RESULTS OF OPERATIONS

         Net sales increased 5.7% to $275.7 million for the six months ended March 30, 2002, from $261.0 million for the six months ended March 31, 2001. The increase in sales was attributable to a comparable store sales increase of 3.1% and the addition of 13 net new stores since March 31, 2001.

         Cost of goods sold, including occupancy, distribution and buying costs, increased 4.8% to $140.7 million, or 51.0% of net sales, for the six months ended March 30, 2002, versus $134.3 million, or 51.5% of net sales, for the six months ended March 31, 2001. The decline in cost of goods sold as a percentage of net sales was primarily the result of improved merchandise gross margins and increased sales of higher margin diamond and bridal products within the diamond category during the first fiscal quarter.

         Selling, general and administrative expenses increased 7.5% to $96.1 million for the six months ended March 30, 2002, from $89.4 million for the six months ended March 31, 2001. As a percentage of net sales, selling, general and administrative expenses increased to 34.9% for the six months ended March 30, 2002 as compared to 34.3% for the comparable period last year. The increase as a percentage of net sales was primarily the result of a higher provision for bad debts, partially offset by higher receivable revenues. The increase in the provision for bad debts was primarily the result of an increase in the allowance for doubtful accounts as a percentage of gross accounts receivable. As a percentage of gross accounts receivable, the allowance for doubtful accounts was 12.2% at March 30, 2002 as compared to 9.7% at March 31, 2001 and was 13.6% at December 29, 2001 as compared to 12.0% at December 30, 2000. Application of our methodology for determining an appropriate allowance for doubtful accounts at March 30, 2002 resulted in an increase in the allowance primarily because a larger portion of our outstanding accounts receivable were more than 90 days past due. As discussed previously, we do not believe that the increase in the allowance for doubtful accounts constitutes a material continuing trend.

         Depreciation and amortization expenses decreased 4.6% to $5.6 million for the six months ended March 30, 2002, from $5.9 million for the six months ended March 31, 2001. Depreciation and amortization expense as a percentage of net sales was 2.0% for the six months ended March 30, 2002 compared to 2.3% in the comparable period in the prior year. The decrease in depreciation and amortization expense and its decrease as a percentage of net sales was primarily due to our adoption of FAS 142 and the write down in June 2001 of impaired assets utilized in our internet joint venture, as discussed above. Our adoption of FAS 142 resulted in an increase in net earnings of approximately $153,000 ($.01 per fully diluted share) for the six months ended March 30, 2002.

         Interest and other income from a related party was unchanged at $1.3 million for the six months ended March 30, 2002 and March 31, 2001. Interest expense decreased to $1.7 million for the six months ended March 30, 2002 compared to $2.7 million for the six months ended March 31, 2001. The decrease in interest expense was primarily due to a decrease in our effective interest rate and lower average borrowing levels. The decrease in average borrowing levels is primarily due to net cash proceeds of $35 million from the sale of stock. See "-- Liquidity and Capital Resources."

         Net income increased by 8.3% to $21.4 million for the six months ended March 30, 2002 compared to $19.8 million for the six months ended March 31, 2001. Basic earnings per share was $1.37 for the six months ended March 30, 2002 and March 31, 2001. Basic weighted average common shares outstanding increased 7.7% to 15,596,000 for the six months ended March 30, 2002 from 14,483,000 for the comparable period in the prior year. Diluted earnings per share decreased 0.7% to $1.36 for the six months ended March 30, 2002 compared to $1.37 for the six months ended March 31, 2001. Diluted weighted average common shares outstanding increased 9.0% to 15,784,000 for the six months ended March 30, 2002 from 14,483,000 for the comparable period in the prior year. The increase in basic and diluted weighted average shares outstanding was primarily due to our issuance of 4.1 million shares in a common stock offering completed on February 11, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended March 30, 2002, net cash provided by our operating activities was $6.1 million compared to net cash used of $3.1 million for the six months ended March 31, 2001. Cash provided by operations was favorably impacted by net income excluding non-cash expense for provision for doubtful accounts and decreases in net inventory levels (including accounts payable) and other assets, offset by growth in customer accounts receivable.

         Investing activities used cash of $4.2 million for the six months ended March 30, 2002 compared to $7.6 million during the six months ended March 31, 2001. The decrease was due primarily to the opening of fewer stores than the prior year.

         Financing activities used $1.9 million of cash for the six months ended March 30, 2002 compared to net cash provided of $10.7 million for the six months ended March 31, 2001. In February 2002, we completed the issuance of 4.1 million shares of Class A common stock at a price of $9.50 per share. Cash proceeds from the stock sale, net of related expenses, were $35.0 million and were used to repay bank debt.

         On September 15, 1999, we entered into a three year $67.5 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at either the federal funds rate plus 0.5%, the prime rate or, at our option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on a calculation of the combined leverage ratio of Friedman's and our affiliate, Crescent Jewelers. The facility is secured by certain of our assets. The credit facility also contains the following financial covenants:

         - measured as of the end of each fiscal quarter, Friedman's trailing twelve-month Consolidated Leverage Ratio must not be greater than 3.0:1.0;

         - at all times, Friedman's Consolidated Net Worth must not be less than the sum of (i) $180 million, plus (ii) as of the end of each fiscal quarter, an amount equal to 50% of Consolidated Net Income (but not less than zero) for that fiscal quarter, which increases will be cumulative, plus (iii) an amount equal to 75% of net proceeds from certain equity transactions; and

         - measured as of the end of each fiscal quarter, Friedman's trailing twelve-month Consolidated Fixed Charge Ratio must not be less than 2.0:1.0.

For further information about the terms of these financial covenants, we refer you to our credit agreement and its amendments that we have filed as exhibits to our reports with the SEC.

         At March 30, 2002, $24.1 million was outstanding under the facility, with interest accruing on such borrowings in a range from 3.8% to 4.8%. Therefore we had $43.4 million of available borrowings under our credit facility at March 30, 2002. Amounts available under our credit facility are subject to adjustment based on our accounts receivable balances and inventory levels.

         Our credit facility matures on September 15, 2002. We believe that we will be able to replace this facility on terms similar to the current facility, and that we will have sufficient capital to fund our operations through the 2002 calendar year.

         In connection with our credit facility, we agreed to provide certain credit enhancements, including the support of $60 million of our eligible receivables and inventories, and to guarantee the obligations of Crescent under its $112.5 million senior secured revolving credit facility, provided by the same bank group as our credit facility. The level of support was recently increased to $80 million of our eligible receivables and inventories. In consideration for these credit enhancements, Crescent makes quarterly payments to us in an amount equal to 2% per annum of the outstanding obligations of Crescent under its credit facility during the preceding fiscal quarter. In further consideration of these credit enhancements, Crescent issued us a warrant to purchase 7,942,904 shares of Crescent's non-voting Class A common stock, or approximately 50% of the capital stock of Crescent on a fully diluted basis, for an exercise price of $500,000.

         Crescent's bank facility limits certain capital and other nonrecurring expenditures. From the period beginning April 1, 2002 through the last day of the fiscal month June 2002, Crescent's Consolidated Capital Expenditures may not exceed $750,000. Crescent must also have a minimum Consolidated EBITDA measured on a cumulative three-month basis at the end of each fiscal month. For the three months ended May 2002, the Consolidated EBITDA is $1,950,000, and for the three months ended June 2002, the Consolidated EBITDA is $1,775,000.

         During our fiscal year 2001, Crescent violated two covenants as a result of its settlement of litigation in September 2001 and our third quarter loss. The lenders under the Crescent credit facility waived these violations but the maturity of Crescent's debt was advanced to March 31, 2002 from September 15, 2002. This date was subsequently extended in several amendments in April 2002. These amendments, among other things, set the maturity date of Crescent's debt to July 12, 2002.

         We are working with Crescent to pursue a variety of financing alternatives to replace Crescent's bank facility. Based on negotiations with alternative financing sources, we believe that Crescent will have replacement financing in place prior to the July 12, 2002 maturity date. We anticipate that a portion of Crescent's capital requirements will be satisfied by financial support from us through a guarantee similar to the one we currently provide, a direct investment in equity or debt securities or some other form of financial support. We are considering several financing alternatives of our own in order to facilitate any such financial support, including a refinancing or restructuring of our credit facility. Pending completion of the financings by us and by Crescent, Crescent's entire liability under its credit facility, currently $111.0 million, has been recorded in our Consolidated Balance Sheet along with a corresponding asset of equal amount.

         On February 27, 2002, our Board of Directors declared an increase in its annual cash dividend from $0.07 per share on an annual basis to $0.08 per share on an annual basis and subsequently declared a quarterly dividend of $0.02, payable on April 15, 2002, to stockholders of record as of March 29, 2002.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Our market risk is limited to fluctuations in interest rates as it pertains to our borrowings under the credit facility. We pay interest on borrowings at either the federal funds rate plus 0.5%, the prime rate or, at our option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. If the interest rates on our borrowings average 100 basis points more in fiscal 2002 than they did in fiscal 2001, then our interest expense would increase and income before income taxes would decrease by $656,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on our borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Stockholders of the Company held on February 28, 2002, the following matters were brought before and voted upon by the stockholders:

                              Class A Common Stock

         1. A proposal to elect the following persons to the Board of Directors to serve until the 2003 Annual Meeting of Stockholders of the Company:

                            For    Withhold Authority
                            ---    ------------------
John E. Cay III          9,778,374      115,338
Robert W. Cruickshank    9,778,374      116,338
David B. Parshall        9,778,374      115,338

                              Class B Common Stock

         1. A proposal to elect the following persons to the Board of Directors to serve until the 2003 Annual Meeting of Stockholders of the Company:

                           For      Withhold Authority
                           ---      ------------------
Bradley J. Stinn        1,196,283            0
Sterling B. Brinkley    1,196,283            0
Mark C. Pickup          1,196,283            0

         2. A proposal to ratify the selection of Ernst & Young LLP as independent certified public accountants of the Company for the fiscal year ending September 28, 2002:

For               Against       Abstain
---               -------       -------
1,196,283            0            0


Item 6. Exhibits and Reports on Form 8-K

         Current reports on Form 8-K dated January 15, 2002, January 24, 2002 and February 11, 2002 reporting Item 5 "Other Events" were filed during the quarter ended March 30, 2002.

         The exhibits to this report on Form 10-Q are listed on the Exhibit Index which immediately follows the signature page hereto.

                                  EXHIBIT INDEX

Exhibit
Number
------
3.1               Registrant's Certificate of Incorporation, as amended
                  (incorporated by reference from Exhibit 4(a) to the
                  Registrant's Registration Statement on Form S-8 (File No.
                  333-17755) dated March 21, 1997).

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

10.1 Amendment Number Two to Credit Agreement dated September 15, 1999, by and between Friedman's Inc., as Borrower, certain subsidiaries and affiliates of Friedman's, as guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, and General Electric
         Capital Corp., as Documentation Agent.

10.2 Amendment Number Three to Credit Agreement dated September 15, 1999, by and between Crescent Jeweler's Inc., as Borrower, certain subsidiaries and affiliates of Crescent, as guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, and General Electric
         Capital Corp., as Documentation Agent.

10.3 Amendment Number Four to Credit Agreement dated September 15, 1999, by and between Crescent Jeweler's Inc., as Borrower, certain subsidiaries and affiliates of Crescent, as guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, and General Electric
         Capital Corp., as Documentation Agent.

10.4 Amendment Number Five to Credit Agreement dated September 15, 1999, by and between Crescent Jeweler's Inc., as Borrower, certain subsidiaries and affiliates of Crescent, as guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, and General Electric
         Capital Corp., as Documentation Agent.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2002.




                              FRIEDMAN'S INC.

                          BY: /s/ Victor M. Suglia
                              --------------------------------------------------
                              Victor M. Suglia
                              Senior Vice President and Chief Financial Officer