Form 10-Q
period 2002-06-29
FRIEDMANS INC
filed 2002-08-13
CIK 911004

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended June 29, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period From __________________ to __________________

Commission file number  0-22356



                                 FRIEDMAN'S INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                      58-2058362
----------------------------------------               -------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)



           4 West State Street
         Savannah, Georgia 31401                                 31401
----------------------------------------               -------------------------
(Address of principal executive offices)                      (Zip Code)



                                 (912) 233-9333
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at August 12, 2002 was 17,423,706.

The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at August 12, 2002 was 1,196,283.

                                      Index

                                 FRIEDMAN'S INC.


Part I.   Financial Information


Item 1.   Consolidated Financial Statements (Unaudited)

          Income Statements - Three months and nine months ended June 29, 2002 and June 30, 2001

          Balance Sheets - June 29, 2002, June 30, 2001 and September
          29, 2001

          Statements of Cash Flows - Nine months ended June 29, 2002 and June 30, 2001

          Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.   Qualitative and Quantitative Disclosures About Market Risk


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information
Item 1.


                                 FRIEDMAN'S INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
            (In thousands, except per share and number of store data)


                                                                           Three months ended          Nine months ended
                                                                          ---------------------      ---------------------
                                                                          June 29,     June 30,      June 29,     June 30,
                                                                            2002         2001          2002         2001
                                                                          --------     --------      --------     --------
Net sales ...........................................................     $ 91,112     $ 85,236      $366,829     $346,197

Operating Costs and Expenses:
      Cost of goods sold, including occupancy,
          distribution and buying ...................................       48,212       46,427       188,922      180,699
      Selling, general and administrative ...........................       37,159       44,924       133,256      134,337
      Depreciation, amortization and impairment charges .............        2,845        5,079         8,457       10,962
                                                                          --------     --------      --------     --------
Income (loss) from operations .......................................        2,896      (11,194)       36,194       20,199

Interest and other income from related party ........................         (657)        (625)       (1,952)      (1,917)
Interest expense ....................................................          505        1,243         2,217        3,904
                                                                          --------     --------      --------     --------
Income (loss) before income taxes ...................................        3,048      (11,812)       35,929       18,212
Income tax expense (benefit) ........................................        1,085       (3,793)       12,619        6,855
Minority interest ...................................................          (52)        (974)         (126)      (1,374)
                                                                          --------     --------      --------     --------
Net income (loss) ...................................................     $  2,015     $ (7,045)     $ 23,436     $ 12,731
                                                                          ========     ========      ========     ========

Earnings (loss) per share - basic ...................................     $   0.11     $  (0.49)     $   1.41     $   0.88
                                                                          ========     ========      ========     ========

Earnings (loss) per share - diluted .................................     $   0.11     $  (0.49)     $   1.39     $   0.88
                                                                          ========     ========      ========     ========

Weighted average shares - basic .....................................       18,620       14,517        16,604       14,495
Weighted average shares - diluted ...................................       19,050       14,517        16,867       14,495


Number of stores open ...............................................          650          635           650          635


                See notes to consolidated financial statements.

                                 FRIEDMAN'S INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share and share amounts)

                                                                                           June 29,       June 30,    September 29,
                                                                                             2002           2001          2001
                                                                                          ---------      ---------    -------------
                                                                                                     (Unaudited)          (Note)
ASSETS
Current Assets:
      Cash ..........................................................................     $    318       $    379       $     468
      Accounts receivable, net of allowance for doubtful accounts of $23,400 at June 29, 2002, $21,563 at June 30, 2001 and $14,745 at
            September 29, 2001 ......................................................       153,180        137,498        132,695
      Inventories ...................................................................       144,404        141,672        136,520
      Deferred income taxes .........................................................         3,002          3,107          3,002
      Other current assets ..........................................................         7,559          8,633          7,690
                                                                                          ---------      ---------      ---------
             Total current assets ...................................................       308,463        291,289        280,375

Equipment and improvements, net  ....................................................        51,438         53,647         54,495
Tradename rights, net ...............................................................         5,022          5,140          5,022
Receivable from Crescent Jewelers ...................................................       108,885             --        108,208
Other assets ........................................................................         3,327          3,430          3,217
                                                                                          ---------      ---------      ---------
             Total assets ...........................................................     $ 477,135      $ 353,506      $ 451,317
                                                                                          =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Accounts payable ..............................................................     $  27,400      $  51,355      $  46,288
      Accrued liabilities and other .................................................        19,073         16,505         11,645
      Bank debt, Crescent Jewelers ..................................................       108,885             --        108,208
      Bank debt, Friedman's and capital lease obligation ............................        39,589             --         60,606
                                                                                          ---------      ---------      ---------
             Total current liabilities ..............................................       194,947         67,860        226,747

Long term bank debt, Friedman's .....................................................            --         60,595             --
Long term capital lease obligation ..................................................           653             --            685
Deferred income taxes and other .....................................................         1,257          1,686          1,257
Minority interest in equity of subsidiary ...........................................            61             --             57

Stockholders' Equity:
      Preferred stock, par value $.01, 10,000,000 shares authorized
            and none issued .........................................................            --             --             --
      Class A common stock, par value $.01, 25,000,000 shares
            authorized, 17,423,706, 13,321,655 and 13,322,655  issued and outstanding at June 29, 2002, June 30, 2001 and
            September 29, 2001, respectively ........................................           174            133            133
      Class B common stock, par value $.01, 7,000,000 shares
            authorized, 1,196,283 issued and outstanding ............................            12             12             12
      Additional paid-in-capital ....................................................       154,027        119,066        119,011
      Retained earnings .............................................................       126,977        105,294        104,540
      Stock purchase loans ..........................................................          (973)        (1,140)        (1,125)
                                                                                          ---------      ---------      ---------
            Total stockholders' equity ..............................................       280,217        223,365        222,571
                                                                                          ---------      ---------      ---------
            Total liabilities and stockholders' equity ..............................     $ 477,135      $ 353,506      $ 451,317
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

                                 FRIEDMAN'S INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                             Nine months ended
                                                                                           ----------------------
                                                                                           June 29,      June 30,
                                                                                             2002          2001
                                                                                           --------      --------
Operating Activities:
      Net income .....................................................................     $ 23,436      $ 12,731
      Adjustments to reconcile net income to net cash used in operating activities:
          Depreciation, amortization and impairment charges ..........................        8,457        10,962
          Provision for doubtful accounts ............................................       43,937        43,284
          Minority interest in loss of consolidated subsidiary .......................         (126)       (1,374)
          Changes in assets and liabilities:
               Increase in accounts receivable .......................................      (64,422)      (58,614)
               Increase in inventories ...............................................       (7,884)      (18,844)
               Decrease (increase) in other assets ...................................           21        (2,359)
               (Decrease) increase in accounts payable and accrued liabilities .......      (10,480)       12,124
                                                                                           --------      --------
               Net cash used in operating activities .................................       (7,061)       (2,090)
Investing Activities:
      Additions to equipment and improvements ........................................       (5,703)       (9,801)
      Repayments of employee stock purchase loans ....................................          105            35
                                                                                           --------      --------
               Net cash used in investing activities .................................       (5,598)       (9,766)
Financing Activities:
      (Repayments of) proceeds from bank borrowings ..................................      (21,639)       12,165
      Proceeds from stock issuance, net ..............................................       34,965            --
      Proceeds from employee stock purchases and options exercised ...................           63           299
      Payment of cash dividend .......................................................         (880)         (688)
                                                                                           --------      --------
               Net cash provided by financing activities .............................       12,509        11,776
                                                                                           --------      --------
Decrease in cash .....................................................................         (150)          (80)
Cash, beginning of period ............................................................          468           459
                                                                                           --------      --------
Cash, end of period ..................................................................     $    318      $    379
                                                                                           ========      ========


                See notes to consolidated financial statements.

                                 FRIEDMAN'S INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                  June 29, 2002



NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ending September 28, 2002. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. Annual Report on Form 10-K for the year ended September 29, 2001. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

NOTE B - NEW ACCOUNTING STANDARD

         The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), on September 30, 2001. Under FAS 142, intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests in accordance with the new standard. Other intangible assets continue to be amortized over their useful lives. Application of the non-amortization provisions of FAS 142 to the Company's tradename rights, which had previously been amortized over fifteen years, resulted in an increase in net earnings of approximately $77,000 and $230,000 ($0.004 and $0.014 per fully diluted share) for the three months and nine months ended June 29, 2002, respectively.

NOTE C - STORE CLOSINGS

         During fiscal 2001, the Company recorded store closing expenses, principally for lease obligations, of $4.2 million for the closure or planned closure of 33 stores. All 33 stores were closed by December 29, 2001. In connection with these closings, the Company made payments of $0.5 million and $1.1 million during the three months and nine months ended June 29, 2002, respectively. The Company had a remaining liability for lease obligations of approximately $0.4 million at June 29, 2002.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         Revenue Recognition. We recognize revenue related to our merchandise sales at the time of sale, reduced by a provision for returns. We estimate this returns provision principally based on prior year return rates. We recognize finance charges, product warranties and credit insurance revenue ratably over the term or estimated term of the related contracts. We periodically review the estimated term of product warranties and may adjust the estimated term over which our product warranty revenue is recognized based on actual trends and experience. The effect of our estimation may be an increase or decrease in our warranty revenue and, as a result, a corresponding increase or decrease in our net sales. We classify finance charges, credit insurance and other credit service revenues as a reduction in selling, general and administrative expenses in the accompanying income statements.

         Accounts Receivable. Approximately 50% of our merchandise sales are made under installment contracts due in periodic payments over periods typically ranging from three to 24 months. The accounts are stated net of unearned finance charges, product warranties, credit insurance and our allowance for doubtful accounts. We follow industry practice and include amounts due after one year in current assets.

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

         Our senior management and our independent accountants have discussed each of the above accounting policies and the selection of the various accounting estimates used with the Audit Committee of our Board of Directors. The Audit Committee has reviewed the results of operations for the three months and nine months ended June 29, 2002.

THREE MONTHS ENDED JUNE 29, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

RESULTS OF OPERATIONS

         Net sales increased 6.9% to $91.1 million for the three months ended June 29, 2002, from $85.2 million for the three months ended June 30, 2001. The increase in sales was attributable to a comparable store sales increase of 4.0% and the addition of 15 net new stores since June 30, 2001.

         Cost of goods sold, including occupancy, distribution and buying costs, increased 3.8% to $48.2 million, or 52.9% of net sales, for the three months ended June 29, 2002, versus $46.4 million, or 54.5% of net sales, for the three months ended June 30, 2001. The decline in cost of goods sold as a percentage of net sales was primarily the result of improved merchandise gross margins, particularly in the bridal and diamond solitaire category. The improvement in gross margin was also impacted by an increase in reserves for inventory disposition costs in the prior year.

         Selling, general and administrative expenses decreased 17.3% to $37.2 million for the three months ended June 29, 2002, from $44.9 million for the three months ended June 30, 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 40.8% for the three months ended June 29, 2002 as compared to 52.7% for the comparable period last year. For the three months ended June 30, 2001, selling, general and administrative expenses included a non-comparable charge of $3.7 million related to the closing of 23 stores and operating expenses of $1.2 million related to the Company's internet joint venture. Excluding the store closing charge and the consolidation of internet operations, selling, general and administrative expenses were $40.0 million for the three months ended June 30, 2001, or 46.9% of net sales. This decrease of selling, general and administrative expenses in total and as a percentage of net sales was primarily the result of decreases in the provision for bad debts, direct operating expenses and an increase in receivable revenues. The improvement in the provision for bad debts as a percentage of net sales was primarily the result of a lower than expected charge-off performance during the quarter. Direct operating expenses decreased in total and as a percentage of net sales primarily due to the leveraging effect of the increase in comparable store sales. Receivable revenues increased in total and as a percentage of net sales primarily due to the increase in gross accounts receivable.

         Depreciation, amortization and impairment charges decreased 44.0% to $2.8 million for the three months ended June 29, 2002, from $5.1 million for the three months ended June 30, 2001. Depreciation, amortization and impairment charges as a percentage of net sales was 3.1% for the three months ended June 29, 2002 compared to 6.0% in the comparable period in the prior year. The three months ended June 30, 2001 included non-comparable charges of $0.6 million related to store closings and $1.6 million related to the write-down of impaired assets used in the Company's internet joint venture. Excluding these non-comparable charges, depreciation, amortization and impairment charges for the three months ended June 30, 2001 was $2.9 million, or 3.3% of net sales. The comparable decrease in depreciation, amortization and impairment expense was primarily due to our adoption of a new accounting standard. Effective September 30, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). In accordance with FAS 142, we discontinued amortization of our tradename rights beginning September 30, 2001, resulting in an increase in net earnings of approximately $77,000 ($.004 per fully diluted share) for the three months ended June 29, 2002. The increase in net earnings for fiscal year 2002 due to adoption of FAS 142 is expected to be approximately $301,000 ($0.02 per share). The decrease in depreciation, amortization and impairment charges resulting from the application of FAS 142 was somewhat offset by increased depreciation expense related to the increased store count versus the comparable period in the prior year.

         Interest and other income from a related party was up slightly to $0.7 million for the three months ended June 29, 2002 compared to $0.6 million for the three months ended June 30, 2001. Interest expense decreased to $0.5 million for the three months ended June 29, 2002 compared to $1.2 million for the three months ended June 30, 2001. The decrease in interest expense was due to lower average borrowings levels, primarily due to net cash proceeds of $35.0 million from the sale of our common stock, and a decrease in our effective interest rate. See "Liquidity and Capital Resources."

         Net income increased by $9.1 million to $2.0 million for the three months ended June 29, 2002 compared to a net loss of $7.0 million for the three months ended June 30, 2001. Basic and diluted earnings per share increased to $0.11 for the three months ended June 29, 2002 from a loss per share of $0.49 for the three months ended June 30, 2001. Basic weighted average common shares outstanding increased 28.3% to 18,620,000 for the three months ended June 29, 2002 from 14,517,000 for the comparable period in the prior year. Diluted weighted average common shares outstanding increased 30.3% to 19,050,000 for the three months ended June 29, 2002 from 14,517,000 for the comparable period in the prior year. The increase in basic and diluted weighted average shares outstanding was primarily due to our issuance of 4.1 million shares of common stock in an offering completed on February 11, 2002.


NINE MONTHS ENDED JUNE 29, 2002 COMPARED TO NINE MONTHS ENDED JUNE 30, 2001

RESULTS OF OPERATIONS

         Net sales increased 6.0% to $366.8 million for the nine months ended June 29, 2002, from $346.2 million for the nine months ended June 30, 2001. The increase in sales was attributable to a comparable store sales increase of 3.3% and the addition of 15 net new stores since June 30, 2001.

         Cost of goods sold, including occupancy, distribution and buying costs, increased 4.6% to $188.9 million, or 51.5% of net sales, for the nine months ended June 29, 2002, versus $180.7 million, or 52.2% of net sales, for the nine months ended June 30, 2001. The decline in cost of goods sold as a percentage of net sales was primarily the result of improved merchandise gross margins particularly in the bridal and diamond solitaire category. The improvement in gross margin was also impacted by an increase in reserves for inventory disposition costs in the prior year.

         Selling, general and administrative expenses decreased 0.8% to $133.3 million for the nine months ended June 29, 2002, from $134.3 million for the nine months ended June 30, 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 36.3% for the nine months ended June 29, 2002 as compared to 38.8% for the comparable period last year. Selling, general and administrative expenses for the nine months ended June 30, 2001 included a non-comparable charge of $4.2 million related to the closing of 33 stores and operating expenses of $2.2 million related to the Company's internet joint venture. Excluding the store closing charge and the consolidation of internet operations, selling, general and administrative expenses for the nine months ended June 30, 2001 was $127.9 million or 36.9% of net sales. The decrease as a percentage of net sales was primarily the result of improved expense controls slightly offset by an increase in provision for bad debts.

         Depreciation, amortization and impairment charges decreased 22.9% to $8.5 million for the nine months ended June 29, 2002, from $11.0 million for the nine months ended June 30, 2001. Depreciation, amortization and impairment charges as a percentage of net sales was 2.3% for the nine months ended June 29, 2002 compared to 3.2% in the comparable period in the prior year. The nine months ended June 30, 2001 included non-comparable charges of $0.7 million related to store closings and $1.9 million related to the depreciation and write-down of impaired assets used in the Company's internet joint venture. Excluding these non-comparable charges, depreciation, amortization and impairment charges for the nine months ended June 30, 2001 was $8.4 million, or 2.4% of net sales. The decrease in depreciation expense as a percentage to net sales was primarily the result of the leveraging effect of the increase in comparable store sales and our adoption of FAS 142. Our adoption of FAS 142 resulted in an increase in net earnings of approximately $230,000 ($.014 per fully diluted share) for the nine months ended June 29, 2002.

         Interest and other income from a related party increased to $2.0 million for the nine months ended June 29, 2002 compared to $1.9 million for the nine months ended and June 30, 2001. Interest expense decreased to $2.2 million for the nine months ended June 29, 2002 compared to $3.9 million for the nine months ended June 30, 2001. The decrease in interest expense was primarily due to a decrease in our effective interest rate and lower average borrowing levels. The decrease in average borrowing levels is primarily due to net cash proceeds of $35.0 million from the sale of our common stock. See "Liquidity and Capital Resources."

         Net income increased by 84.1% to $23.4 million for the nine months ended June 29, 2002 compared to $12.7 million for the nine months ended June 30, 2001. Basic earnings per share was $1.41 for the nine months ended June 29, 2002 compared to $0.88 for the nine months ended June 30, 2001. Basic weighted average common shares outstanding increased 14.5% to 16,604,000 for the nine months ended June 29, 2002 from 14,495,000 for the comparable period in the prior year. Diluted earnings per share was $1.39 for the nine months ended June 29, 2002 compared to $0.88 for the nine months ended June 30, 2001. Diluted weighted average common shares outstanding increased 16.4% to 16,867,000 for the nine months ended June 29, 2002 from 14,495,000 for the comparable period in the prior year. The increase in basic and diluted weighted average shares outstanding was primarily due to our issuance of 4.1 million shares of common stock in an offering completed on February 11, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended June 29, 2002, net cash used in our operating activities was $7.1 million compared to $2.1 million for the nine months ended June 30, 2001. During the nine months ended June 29, 2002, the Company used its increased cash flow to reduce accounts payable and accrued liabilities from $67.9 million to $46.5 million, resulting in reduced financial leverage.

         Investing activities, principally capital expenditures associated with new and renovated stores, used cash of $5.6 million for the nine months ended June 29, 2002 compared to $9.8 million during the nine months ended June 30, 2001. The decrease was due primarily to the opening of fewer stores than in the comparable period in the prior year.

         Financing activities provided $12.5 million of cash for the nine months ended June 29, 2002 compared to $11.8 million for the nine months ended June 30, 2001. In February 2002, we completed the issuance of 4.1 million shares of our Class A common stock at a price of $9.50 per share. Cash proceeds from the stock sale, net of related expenses, were $35.0 million and were mostly used to repay bank debt.

         On September 15, 1999, we entered into a three year $67.5 million senior secured revolving credit facility. Borrowings under the credit facility bear interest at either the federal funds rate plus 0.5%, the prime rate or, at our option, the eurodollar rate plus applicable margin ranging from 1.00% to 1.75%. The applicable margin is determined based on a calculation of the combined leverage ratio of Friedman's and our affiliate, Crescent Jewelers. The facility is secured by certain of our assets. The credit facility also contains the following financial covenants:

          o measured as of the end of each fiscal quarter, Friedman's trailing twelve-month Consolidated Leverage Ratio must not be greater than 3.0:1.0;

          o at all times, Friedman's Consolidated Net Worth must not be less than the sum of (i) $180 million, plus (ii) as of the end of each fiscal quarter, an amount equal to 50% of Consolidated Net Income (but not less than zero) for that fiscal quarter, which increases will be cumulative, plus (iii) an amount equal to 75% of net proceeds from certain equity transactions; and

          o measured as of the end of each fiscal quarter, Friedman's trailing twelve-month Consolidated Fixed Charge Ratio must not be less than 2.0:1.0.

For further information about the terms of these financial covenants, we refer you to our credit agreement and its amendments that we have filed as exhibits to our reports with the SEC.

          At June 29, 2002, $39.0 million was outstanding under the facility, with interest accruing on such borrowings in a range from 3.6% to 4.8%. Therefore, we had $28.5 million of available borrowings under our credit facility at June 29, 2002. We were in compliance with our debt covenants as of June 29, 2002. Amounts available under our credit facility are subject to adjustment based on our accounts receivable balances and inventory levels.

         Our credit facility matures on September 15, 2002. We believe that we will be able to replace this facility on terms similar to the current facility, and that we will have sufficient capital to fund our operations through the upcoming year.

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

         During our fiscal year 2001, Crescent violated two covenants under its credit facility as a result of its settlement of litigation in September 2001 and our third quarter loss. The lenders under the Crescent credit facility waived these violations, but the maturity of Crescent's debt was advanced to March 31, 2002 from September 15, 2002. This date was subsequently extended in several amendments in April 2002. These amendments, among other things, set the maturity date of Crescent's credit facility to July 12, 2002. On July 11, 2002 an additional amendment extended the maturity date to August 28, 2002.

         We have selected the agents to lead the financing to replace the credit facilities of both Friedmans and Crescent. We anticipate that the financing will be in place by August 28, 2002. In conjunction with the new credit facilities for both companies, Friedman's will terminate its guarantee and provision of credit enhancement relating to Crescent's current credit facility, and will instead make a direct investment in Crescent. The final terms of the direct investment in Crescent by Friedman's will be approved by a committee of our independent directors. Pending completion of the financings by us and by Crescent, Crescent's entire liability under its credit facility, $108.9 million as of June 29, 2002, has been recorded in our Consolidated Balance Sheet along with a corresponding asset of equal amount.

         On June 1, 2002, our Board of Directors declared a quarterly dividend of $0.02, payable on July 15, 2002, to stockholders of record as of June 28, 2002.


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

Part II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file a Current Report on Form 8-K during the three month period ended June 29, 2002.

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

10.1 Amendment Number Six, dated July 11, 2002 to Credit Agreement dated September 15, 1999, by and between Crescent Jeweler's Inc., as Borrower, certain subsidiaries and affiliates of Crescent, as guarantors, the lenders named therein, Bank of America, N.A., as Administrative Agent, and General Electric Capital Corp., as Documentation Agent.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2002.




                                        FRIEDMAN'S INC.

                                   By:  /s/ Victor M. Suglia
                                        ----------------------------------------
                                        Victor M. Suglia
                                        Senior Vice President and
                                        Chief Financial Officer