Form 10-K
period 2002-09-28
FRIEDMANS INC
filed 2002-12-20
CIK 911004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            (MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2002
                                       OR

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

Yes     [X]       No     [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes     [X]       No     [ ]

      The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates") was $180,732,472 at March 29, 2002 based on the closing sale price of $10.75 per share for the Class A Common Stock on such date on The Nasdaq Stock Market.

      The number of shares of the registrant's Class A Common Stock outstanding at December 18, 2002, was 17,423,706. The number of shares of the registrants Class B Common Stock outstanding at December 18, 2002, was 1,196,283.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on February 25, 2003, are incorporated by reference in Part III.

                                 FRIEDMAN'S INC.
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2002

                                TABLE OF CONTENTS

ITEM                                                                                              PAGE
NUMBER                                                                                           NUMBER
------                                                                                           ------
                                     PART I

1.       BUSINESS...................................................................................2

2.       PROPERTIES.................................................................................9

3.       LEGAL PROCEEDINGS..........................................................................9

4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................9

                                     PART II

5.       MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................10

6.       SELECTED FINANCIAL DATA...................................................................11

7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS................................................................................12

7(A).    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................24

8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................24

9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE................................................................................24

                                    PART III

10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................25

11.      EXECUTIVE COMPENSATION....................................................................25

12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
         STOCKHOLDER MATTERS.......................................................................25

13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................25

14.      CONTROLS AND PROCEDURES...................................................................25

                                     PART IV

15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K............................26

SIGNATURES.........................................................................................31

                                     PART I

      SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      Certain of the matters discussed in this document and in documents incorporated by reference into this document, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and "Application of Critical Accounting Policies" in Item 7 hereof. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

ITEM 1. BUSINESS.

GENERAL

      We are the third largest specialty retailer of fine jewelry in the United States, operating 650 stores in 20 states. We position ourselves as The Value Leader(R) by offering our customers competitive prices, a broad selection of quality merchandise and a high level of customer service. We target low to middle income consumers, ages 18 to 45, and provide them with a selection of diamonds, gold, gemstones and wedding-related items tailored for their market. We offer a proprietary credit program to help customers finance their purchases and, in fiscal 2002, sales on credit accounted for approximately 53% of our net merchandise sales. Our credit program generates return visits to our stores, as a majority of our customers make their credit payments in person. This allows our sales associates to build personal relationships with customers and facilitates additional purchases.

      Overall, our store format, real estate strategy and customer service are designed to bring our target customers a neighborhood specialty store experience with the operations, technology and scale of a chain retailer. Since 1992, we have focused on building the Friedman's brand in each of the markets that we serve. We have accomplished this by increasing our store base from 55 stores in fiscal 1992 to our current 662 stores, to become the largest specialty jewelry retailer in the 20 states in which we operate. We also believe that we were the first jewelry retailer to pursue significant expansion in power strip centers anchored by large discount retailers such as Wal-Mart or Target. Currently, 435 of our stores are located in power strip centers. We have also used targeted and focused advertising to create what we believe is our unique identity as a fine jewelry retailer offering value prices.

      We were incorporated in Delaware in July 1993. Our principal executive offices are located at 4 West State Street, Savannah, Georgia 31401. Our Internet address is http://www.friedmans.com and we make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports promptly after we electronically file such material with the SEC.

MERCHANDISING

      We tailor our merchandising strategy to better serve our customers and to increase sales and inventory turnover. We categorize each of our stores based on sales volume and customer purchasing preferences. With this information, we are able to provide each store with a merchandising plan designed for its market and we can create different versions of our advertising vehicles to support market-specific demographics. Our merchandising plan for each type of store includes careful merchandise selection, with particular attention devoted to quality and price, and specific merchandise display instructions based on each store's market demographics. As a result of these efforts, we can provide our customers with a broad selection of quality merchandise tailored to their interests, and with our high in-stock rate, the items they desire are almost always available. Our merchandising strategy enables us to achieve faster inventory turnaround and increased product sales.

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

ADVERTISING AND PROMOTIONS

      Through our advertising, we seek to position ourselves as The Value Leader(R) in the specialty retail fine jewelry business in the markets that we serve. Our principal advertising vehicles are direct mailings, signage and promotions within stores, television commercials, local and regional newspaper advertisements, advertising circulars and our web site. We believe that by increasing our market density in our major advertising markets, which is part of our overall growth strategy, we will enhance the efficiency of our advertising activities and lower our overall advertising costs on a per store basis.

      We frequently design special promotions, such as diamond remount events and clearance sales, in order to increase traffic through our stores and to generate an urgency for customers to make purchases. For store grand openings, we have formulated a unique "work the town" advertising effort in which our Store Partners personally invite key local residents and businesses to attend.

PURCHASING AND INVENTORY CONTROL

      We purchase completed diamond, gemstone and gold jewelry, and watches from vendors in the United States and abroad. We also subcontract with jewelry finishers to set loose gems into rings and jewelry using styles we select. We maintain a quality control program, with most of the finished items being inspected upon receipt at our distribution center in Savannah, Georgia. There, our inspectors can carefully examine the inventory to ensure that the quality and design are in accordance with our order, without being subject to influence by our vendors and their representatives. We return any defective shipments to the vendor and receive an appropriate charge-back against the purchase order. In fiscal 2002, our top five suppliers accounted for approximately 40% of our total purchases. We believe that we are not reliant upon any one supplier or subcontractor, and we could replace any single supplier or subcontractor with a competing vendor without material difficulty.

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

OUR STORES

      As of September 28, 2002, we operated 650 stores in 20 states primarily in the Southeast, Midwest and Mid-Atlantic regions. Of this number, 428 were located in power strip centers and the remaining 222 were located in regional malls. The following table shows the total stores opened and closed for the fiscal periods shown:

AGGREGATE NUMBER OF STORES            1998           1999           2000           2001          2002
----------------------------          ----           ----           ----           ----          ----
  Beginning of Period......            384            471            531            619           643
  Opened...................             95             80             99             55            23
  Closed...................              8             20             11             31            16
  Total at Period End......            471            531            619            643           650
                                      ----           ----           ----           ----          ----
Percentage growth over prior
period.....................           22.7%          12.7%          16.6%           3.9%          1.1%
                                      ----           ----           ----           ----          ----

      We seek to locate our stores in the best real estate locations in each particular market. In small rural areas, that location is typically the power strip center where a discount retailer such as Wal-Mart or Target is the anchor tenant. In the typical power strip center, we locate our stores close to the anchor tenant, and near the specialty discount apparel and shoe stores. In our larger metropolitan markets, we locate stores in regional malls, and we seek out the mall with the best overall consumer traffic. In the typical mall, we place our stores on the center court corners for high visibility and consumer traffic. All of our stores provide a welcoming environment with glass cases at the interior perimeter of the store. We illuminate our stores with track lighting to best show the brilliance of the jewelry in the cases. Our stores range in size from approximately 1,600 square feet in a power strip center store, to approximately 1,200 to 1,300 square feet in a mall store.

STORE OPERATIONS

      Each of our stores operate under the direction of a Store Partner, a title that reflects our philosophy that each store should operate as an independent business unit to the greatest extent possible. Store Partners are responsible for the management of all store-level operations, including sales, credit extension and collection, payroll and personnel matters. Each Store Partner is assisted by a staff, which includes an assistant manager, a collector and two to five sales associates, depending on the location of the store and the sales season. We determine merchandise selection, inventory management and visual merchandising strategies for each store at the corporate level.

      We operate a manager training and development program, which is one of our principal sources for future Store Partners. We provide sales associates with written and on-line manuals containing our policies and procedures and other training materials. We also provide web-based training that can be accessed at any time. Sixty-one Senior Partners, each responsible for approximately 12 stores, oversee the operations of our stores and evaluate the performance of the Store Partners. Senior Partners report to 12 Regional Vice Presidents, each responsible for approximately 40 to 60 stores. Regional Vice Presidents report to three Division Vice Presidents, each responsible for approximately 200 to 225 stores. The Division Vice Presidents are based in our home office in Savannah, Georgia and report to the Senior Vice President of Store Operations. Senior Partners, Regional Vice Presidents and Division Vice Presidents interact on a daily basis with our senior management to review individual store performance. We believe that our store management structure enables senior management, Senior Partners, Regional Vice Presidents and Division Vice Presidents to focus on our daily operating disciplines and the needs of our target customers.

      We believe that the quality of our store partners is the key to our success in the highly competitive jewelry industry. We seek to motivate our store partners by linking a substantial percentage of their compensation to store performance, specifically sales and cash flow, as well as by offering opportunities for promotion within our company. We also offer an employee stock purchase plan to substantially all of our employees.

CUSTOMER SERVICE

      For 80 years, we have been dedicated to providing quality customer service to our customers, who are primarily low to middle income consumers, ages 18 to
45. We offer our customers a flexible trade-in and 30-day return policy, a credit program for qualified purchasers, guaranteed trade-ins on all Friedman's diamond merchandise and numerous customer appreciation events throughout each year. Pursuant to our guidelines, Store Partners are primarily responsible for cultivating and maintaining relationships with customers. We believe that in the highly competitive retail jewelry industry, we cannot emphasize customer satisfaction enough and that our customer satisfaction program is an essential element in creating and maintaining successful customer relationships.

CREDIT OPERATIONS

      Our credit programs are an integral part of our business strategy. We generated approximately 53% of our net merchandise sales in fiscal 2002 through our proprietary credit program. Our credit customers are encouraged to make monthly payments in person at the store. In fiscal 2002, approximately 75% of our credit customers did so, and we averaged 10 in-person payments per day across our store base. This recurring credit traffic allows our sales associates to build personal relationships with our customer base and encourages additional purchases on a more frequent basis.

      To support our store-level credit program, we have developed a standardized scoring model and system for extending credit and collecting accounts receivable according to our strict credit disciplines. We access credit bureau reports and process credit applications at each store, which provides our customers with convenient access to credit. Consistent with industry practice, we offer the purchase of credit insurance products in connection with sales of merchandise on credit. We offer and sell such products as an agent for a third-party insurance company and maintain a reinsurance contract with a reinsurance company.

      Our policy is generally to write-off in full any credit accounts receivable if no payments have been received for 120 days and any other credit accounts receivable, regardless of payment history, if judged un-collectible (for example, in the event of fraud in the credit application or bankruptcy). We maintain an allowance for un-collectible accounts based, in part, on historical experience. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The following table presents certain information related to our credit operations for the last five fiscal years:

                                                                 2002           2001           2000           1999           1998
                                                               --------       --------       --------       --------       ---------
                                                                (IN THOUSANDS, EXCEPT FOR PERCENTAGES AND INFORMATION RELATING TO
                                                                                         CUSTOMER ACCOUNTS)
Revenues attributable to credit sales(1) ................      $286,465       $266,616       $243,588       $202,197       $172,164
Accounts receivable(2) ..................................       166,519        147,440        135,682        108,642         95,972
Credit sales as a percentage of net merchandise
   sales ................................................          52.8%          52.3%          52.6%          53.7%          55.0%
Receivable revenues (3) .................................      $ 66,029       $ 59,797       $ 53,912       $ 43,057       $ 34,257
Provision for doubtful accounts .........................        51,449         50,304         36,571         33,942         29,767
Gross credit income (4) .................................        14,580          9,493         17,341          9,115          4,490
Risk adjusted gross credit yield (5) ....................           8.5%           6.1%          13.0%           8.0%           4.3%
Active number of customer accounts ......................       355,827        325,026        304,687        258,672        244,903
Balance per customer account (6) ........................      $    421       $    408       $    401       $    378       $    351
Average credit ticket ...................................           250            231            215            221            204
Average accounts receivable (7) .........................       171,415        156,324        133,030        113,383        103,609
Average monthly collection percentage ...................          11.0%          11.4%          12.0%          12.0%          11.2%
Net charge-offs..........................................        49,543         49,073         34,415         33,155         27,963
Net charge-offs as a percentage of net sales ............          11.4%          11.9%           9.1%          10.8%          10.8%
Net charge-offs as a percentage of credit ...............          17.3%          18.4%          14.1%          16.4%          16.2%
   revenues .............................................
Allowance for doubtful accounts as a percentage
   of accounts receivable ...............................          10.0%          10.0%          10.0%          10.0%          10.5%
Accounts receivable greater than 90 days
   past due (8) .........................................           4.6%           4.8%           5.8%           4.7%           7.1%
Accounts receivable less than 30 days
   past due (8) .........................................          85.4%          84.6%          85.6%          83.8%          80.5%

------------------
(1) Revenues attributable to credit sales constitute merchandise sold pursuant to our proprietary credit program, as well as earned finance charges, product warranties, credit insurance and late fee charges.

(2) Accounts receivable is stated net of unearned finance charges, diamond and gold bond product warranties and credit insurance as of fiscal year end.

(3) Receivable revenues equals the sum of earned finance charge income, insurance commissions, late fees and product warranties sold on credit.

(4) Gross Credit income is the sum of receivable revenues less the provision for doubtful accounts.

(5) Risk adjusted gross credit yield is reflected as a percentage of gross credit income divided by average accounts receivable, net of unearned finance charges, diamond and gold bond product warranties and credit insurance during the fiscal year.

(6) Balance per customer account represents the average customer balance as of end of September, net allowance for doubtful accounts..

(7) Represents the average accounts receivable net of unearned revenues, outstanding during the fiscal year.

(8)   Reported on a recency basis.

SYSTEMS AND CONTROLS

      Our management information systems utilize an IBM AS/400-based system and customized software that was specifically designed for the retail jewelry industry. The system allows supervisors and senior management to review and analyze sales and credit activity by store, amount of sale, terms of sale and employees who approved the sale. Our entire credit extension and collection process is automated, and our system maintains all customer data to facilitate future credit transactions. Utilizing our information systems, senior management and field supervisors can monitor each store's and each employee's productivity and performance. The systems automatically provide a daily reconciliation of a store's transactions so that each Store Partner can investigate discrepancies on a timely basis. Overall, the systems provide information that enables us to monitor merchandise trends and variances in performance so that we can improve the efficiency in our inventory and personnel management.

      In fiscal 1999, we embarked on a long-term strategy to upgrade our information systems and financial controls. A retail enterprise software system, Island Pacific, was installed in fiscal 1999. The system has enhanced our ability to plan, manage, allocate, control and distribute our inventory. During fiscal 2001, internet connected personal computers were installed in every store, improving communication between management, vendors and the stores, resulting in efficiency improvements in the areas of credit, expense control and store promotions. Also in fiscal 2001, we implemented a new loss prevention software system, which is tailored to the transaction-intensive retailing industry, enhancing the tools available for loss prevention activities. During fiscal 2002, we enhanced our loss prevention software through the implementation of centralized sales audit software. This allows us to track specific transactions based on trends and unusual activity. In fiscal 2002, we began the installation of a new credit and collection monitoring system. This system is being installed in phases, and we expect completion in fiscal 2003. During fiscal 2002, we also expanded our training facilities to incorporate a new web-based training system. This new training system allows each associate to go through a standardized training program and complete test questions at the conclusion of each system segment. Detailed reports of each associate's training progress are available on-line in order to allow each supervisor to track results.

      In fiscal 2001, we began providing our West Coast affiliate, Crescent Jewelers with merchandising, inventory management and replenishment systems, accounting and systems support and certain other back office processing services. To accomplish this, we integrated information technology systems with Crescent and, as a result, Crescent's information systems and financial controls were upgraded. See "Item 13. Certain Relationships and Related Transactions."

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

      We are the sole retail jewelry store in most of the power strip centers in which we operate. However, our power strip center stores face competition from small, independent jewelers in the local area. We also face competition in power strip centers from discount retailers. We believe that our ability to offer greater breadth and depth of product selection, generally lower prices, more extensive advertising and promotion and proprietary customer credit programs provides us with a competitive advantage over these local jewelers.

      Our mall stores compete with major national jewelry chains, such as Zale Corporation, which includes the Zales, Gordon's and Piercing Pagoda operations; Sterling, Inc., which includes Kay Jewelers; Whitehall Jewelers, Inc.; Helzberg's Diamond Shops, Inc.; regional jewelry chains; independent jewelers; and major department stores. Typically, more than one of these competitors are located in the same regional malls as our mall stores. In addition, some of our competitors have established non-mall based stores in major metropolitan areas that offer a large selection of jewelry products.

      We also compete with discount stores, direct suppliers, home-shopping television programs and jewelry retailers that make sales through Internet sites, as well as credit card companies and other providers of consumer credit. Certain of our competitors are substantially larger than we are and have greater financial resources than we have. We also believe that we compete for consumers' discretionary spending dollars with retailers that offer merchandise other than fine jewelry. The foregoing competitive conditions may adversely affect our revenues, profitability and ability to expand.

CRESCENT JEWELERS

      Crescent Jewelers is a specialty retailer of fine jewelry based in Oakland, California and, as of September 28, 2002, operated a total of 156 stores in seven western states. We believe that Crescent is strategically located in one of the largest and fastest growing markets in the United States, operating significantly more stores in the state of California than its nearest competitor.

      As part of our overall business strategy, we have maintained a strategic relationship with Crescent since 1996. As part of this relationship, we entered into agreements with Crescent under which we provide Crescent Jewelers with accounting and information technology support, along with certain other back office processing services. From September 1999 through August 2002, we provided credit enhancement for Crescent's credit facility. In partial consideration for the credit enhancement, we received a warrant to purchase 50% of Crescent's capital stock for $500,000, which remains outstanding. In connection with Crescent's new credit facility in August 2002, we continued our support in the form of a direct investment in Crescent totaling $85.0 million, consisting of $50.0 million of series A preferred stock and $35.0 million of a senior subordinated note. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources." As a result of our strategic relationship with Crescent, we believe that we are well positioned to enter the west coast market in the future, while maintaining our focus on improving operations in our existing markets.

      Crescent achieved net sales of $138.2 million for fiscal year ended July 28, 2002, compared to $137.2 million for fiscal 2001. During fiscal 2002, Crescent opened seven new stores and closed seven stores for a net change of zero.

      We are affiliated with Crescent through common controlling ownership and executive management. Phillip E. Cohen controls Crescent Jewelers through his sole ownership of CJ Morgan Corp., the special purpose general partner of CJ Limited Partnership, which owns substantially all of the capital stock of Crescent. Through CJ Morgan Corp. and CJ Limited Partnership, Mr. Cohen owns approximately 13.9% of Crescent. Mr. Cohen is also the sole owner of MS Jewelers Corporation, the general partner of MS Jewelers Limited Partnership, which holds all of our Class B voting common stock. In addition, our Chief Executive Officer, Bradley J. Stinn, also serves as Chief Executive Officer of Crescent and our Chief Financial Officer, Victor M. Suglia, serves as Chief Financial Officer of Crescent.

EMPLOYEES

      As of September 28, 2002, we had 3,967 employees.

GOVERNMENT REGULATION

      The extension of credit to consumers is a highly regulated area of our business. Numerous federal and state laws impose disclosure and other requirements upon our origination, servicing and enforcement of credit accounts. These laws include the Federal Truth in Lending Act, Equal Credit Opportunity Act and Federal Trade Commission Act. State laws impose limitations on the maximum amount of finance charges that may be charged by a credit provider, such as us, and also impose other restrictions on creditors (including restrictions on collection and enforcement) in consumer credit transactions. We periodically review our contracts and procedures for compliance with consumer credit laws with a view to making any changes required to comply with such laws. Any failure on our part to comply with such laws could expose us to substantial penalties and claims for damages and, in certain circumstances, may require us to refund finance charges already paid and to forego finance charges not yet paid under non-complying contracts. We believe that we are in material compliance with such laws.

      Our sale of credit life, health and property and casualty insurance products is also highly regulated. State laws currently impose disclosure obligations with respect to our sale of credit and other insurance products similar to those required by the Federal Truth in Lending Act, impose restrictions on the amount of premiums that may be charged and also require the licensing of certain of our employees. We believe we are in compliance in all material respects with all applicable laws and regulations relating to our sale of credit insurance products.

ITEM 2. PROPERTIES.

      We lease all of our stores. Our typical mall lease is for a period of seven to ten years and includes a minimum base rent, a percentage rent based on store sales and a common area maintenance charge. Our power strip store leases typically have a three-year term, with several three-year options to renew the lease, and have lower occupancy costs than the mall store leases. Generally, under the terms of all of our leases, we are required to maintain and conform our usage of the premises to agreed standards.

      We also lease the buildings in which our headquarters is located. We paid annual rent of approximately $347,000 in fiscal 2002 for use of the space we occupy in these buildings. The buildings in which our headquarters is located contain approximately 34,500 square feet of office and administrative space. As of September 28, 2002, we had executed a letter of intent with the Savannah Economic Development Authority for the leasing of 5.893 acres of land in the Crossroads Business Center in Savannah, Georgia. We have begun construction of a 40,000 square foot headquarters and distribution facility on the site, which is anticipated to be completed in June 2003. At that time, we will vacate the buildings we lease for our headquarters facilities in downtown Savannah.

ITEM 3. LEGAL PROCEEDINGS.

      We are involved in certain legal actions arising in the ordinary course of business, but management believes that none of these actions, either individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended September 28, 2002.

                                    PART II.

ITEM 5. MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK PRICE

      We have two classes of Common Stock -- Class A Common Stock and Class B Common Stock. Our Class A Common Stock is traded on The Nasdaq Stock Market (trading symbol "FRDM") and began trading publicly on October 14, 1993. There is no established public trading market for the Class B Common Stock. The following table sets forth the quarterly high and low last sales prices per share of the Class A Common Stock as reported by The Nasdaq Stock Market for the latest two full fiscal years.

                                                                              HIGH               LOW
                                                                              ----               ---
FISCAL YEAR ENDED SEPTEMBER 28, 2002
         First Quarter.................................................       $ 9.86            $ 6.87
         Second Quarter ...............................................       $12.09            $ 8.27
         Third Quarter.................................................       $13.84            $10.40
         Fourth Quarter ...............................................       $13.26            $ 7.00


                                                                              HIGH               LOW
                                                                              ----               ---
FISCAL YEAR ENDED SEPTEMBER 29, 2001
         First Quarter.................................................       $ 5.25            $ 4.00
         Second Quarter ...............................................       $ 8.00            $ 4.56
         Third Quarter.................................................       $12.15            $ 5.53
         Fourth Quarter ...............................................       $11.08            $ 6.01

      As of December 16, 2002, the closing price per share on the Nasdaq Stock Market was $9.91.

HOLDERS

      As of December 16, 2002, there were approximately 62 record holders of the Class A Common Stock and one record holder of the Class B Common Stock. We estimate that there are approximately 2,500 beneficial owners of the Class A Common Stock.

DIVIDEND POLICY

      We paid a cash dividend of $0.0175 per share of Class A Common Stock and Class B Common Stock in the first two fiscal quarters of 2002, and $0.02 per share in the last two fiscal quarters of 2002. We paid a cash dividend of $0.015 per share of Class A Common Stock and Class B Common Stock in the first two fiscal quarters of 2001 and $0.0175 per share in each of the last two fiscal quarters of 2001. Future dividends, if any, will be determined by our Board of Directors and will be based upon our earnings, capital requirements and operating and financial condition, among other factors, at the time any such dividends are considered. Our ability to pay dividends in the future is restricted by our credit facilities, which prescribe certain income and asset tests that affect the amount of any dividend payments. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA.

      The following statement of income and balance sheet data for fiscal years ended September 30, 1998 through September 28, 2002 were derived from our audited Consolidated Financial Statements. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein.

                          FISCAL YEAR ENDED SEPTEMBER,

                                                 2002             2001             2000             1999            1998
                                             ------------     ------------     ------------     ------------    ------------
                                                            (Dollars in thousands, except  per share amounts)
  STATEMENT OF INCOME DATA:

  Net sales ..............................   $    436,069     $    411,037     $    376,351     $    308,385    $    259,146
  Cost of goods sold, including
  occupancy, distribution and buying .....        227,486          216,265          199,646          163,983         135,412
  Selling, general and administrative
     expenses ............................        161,536          160,941          133,316          110,665         100,506
  Depreciation and amortization ..........         11,340           13,881            9,479            6,379           5,269
  Interest expense, net ..................            305            2,511            2,388            1,421             874
                                             ------------     ------------     ------------     ------------    ------------
  Income before income taxes and
      minority interest ..................         35,402           17,439           31,522           25,937          17,085
  Income tax expense .....................         12,415            6,584           11,849            9,454           6,491
  Minority interest ......................           (180)          (1,374)             (31)              --              --
                                             ------------     ------------     ------------     ------------    ------------
  Net income .............................   $     23,167     $     12,229     $     19,704     $     16,483    $     10,594
                                             ============     ============     ============     ============    ============

  Basic earnings per share ...............   $       1.35     $       0.84     $       1.36     $       1.13    $       0.72

  Diluted earnings per share .............   $       1.34     $       0.84     $       1.36     $       1.13    $       0.72

  Dividends declared per share ...........   $     0.0775     $     0.0675     $     0.0575     $     0.0375    $         --

  Weighted average common shares
     outstanding  - basic ................     17,108,000       14,501,000       14,445,000       14,590,000      14,620,000
  Weighted average common shares
     outstanding  - diluted ..............     17,347,000       14,531,000       14,445,000       14,590,000      14,762,000

  OTHER OPERATING DATA:

  Number of stores (end of periods) ......            650              643              619              531             471
  Percentage increase in number of stores
     (end of periods) ....................            1.1%             3.9%            16.6%            12.7%           22.7%
  Percentage increase (decrease) in
  comparable store sales (1) .............            3.5%             2.0%             6.9%             8.7%           (1.1%)
  Income from operations as a percentage
  of net sales ...........................            8.2%             4.9%             9.0%             8.9%            6.9%
  Net income as a percentage of net sales             5.3%             3.0%             5.2%             5.3%            4.1%



                                                  2002             2001             2000             1999            1998
                                             ------------     ------------     ------------     ------------    ------------
  BALANCE SHEET DATA:

  Accounts receivable, net ...............   $    149,868     $    132,695     $    122,168     $     97,780    $     85,900
  Inventories ............................        136,606          136,520          122,828          113,095         105,586
  Working capital (2) ....................        249,832           53,628          196,260          167,390         175,865
  Total assets ...........................        447,883          452,625          319,655          274,263         267,547
  Long term debt (3) .....................        114,808               --           48,430           28,184          66,969
  Stockholders' equity ...................        279,567          222,571          211,027          191,904         178,514
  Dividends paid .........................          1,252              942              794              363              --

(1) A new store becomes a comparable store in the first full month following the anniversary of the opening of such store. Commencing in fiscal 2002, the calculation of comparable store sales includes product warranty revenue in addition to sales of merchandise.

(2) Fiscal 2001, includes bank debt of Friedman's and Crescent amounting to $168.5 million. For comparable purposes, excluding bank debt, working capital was $222.1 million.

(3) Fiscal 2001, bank debt of Friedman's of $60.3 million was classified within current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      As used herein, the terms "fiscal 2002," "fiscal 2001" and "fiscal 2000" refer to our fiscal years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

      Revenue Recognition. We recognize revenue related to our merchandise sales at the time of sale, reduced by a provision for returns. We estimate this returns provision principally based on prior year return rates. Payments from customers on our layaway program are recorded as a liability until the customer fulfills the terms of the layaway. Once the customer completes the terms of the layaway program, including taking receipt of the merchandise, a sale is recognized.

      Finance charges and credit insurance revenues (excluding credit property insurance) are earned based on the declining principal of each contract using the interest method. Credit property insurance revenues are recorded on a straight-line basis over the term of the contract. Product warranties are recorded on a straight-line basis over the estimated warranty period. We periodically review the estimated term of product warranties and may adjust the estimated term over which our product warranty revenue is recognized based on actual trends and experience. The effect of our estimation may be an increase or decrease in our warranty revenue and, as a result, a corresponding increase or decrease in our net sales. We classify finance charges, credit insurance and other credit service revenues as a reduction in selling, general and administrative expenses.

      Accounts Receivable. Approximately 50% of our merchandise sales are made under installment contracts due in periodic payments over periods typically ranging from three to 24 months. Accounts receivable is comprised of purchased merchandise, finance charges, credit insurance, product warranties and late fees, less unearned finance charges, product warranties, credit insurance and our allowance for doubtful accounts. We follow industry practice and include amounts due after one year in current assets.

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

      We maintain an allowance for uncollectible accounts. We estimate the reserve each quarter based on historical experience, the composition of outstanding balances, credit experience trends and other relevant information. The application of this methodology may result in increases or decreases in our provision for uncollectible accounts from quarter to quarter. Our policy is generally to write off in full any credit account receivable if no payments have been received for 120 days and any other credit accounts receivable, regardless of payment history, if judged uncollectible (for example, in the event of fraud in the credit application or bankruptcy). We contract with collection agencies on a contingent fee basis to collect accounts previously written off. Upon write-off of an account, we record as a receivable an estimate of the amount to be recovered by the collection agencies based on our historical experience. Such amounts, currently 7% of amounts written-off, are included in other current assets and are credited to the allowance for uncollectible accounts.

      We do not require separate collateral to secure credit purchases made by our customers, but we do retain a security interest in the purchased item.

      Store Opening and Closing Costs. We expense store-opening costs when incurred. We determine our store closing costs, consisting of fixed asset impairment charges and accruals for remaining lease obligations, and recognize these costs in the period in which we make the decision that a store will be closed. We then close the store shortly thereafter. Indicators of impairment generally do not exist with respect to our property and equipment except in circumstances of store closings.

RESULTS OF OPERATIONS

      The following table sets forth certain percentage relationships based on our Consolidated Income Statements for the periods indicated.

                                                     FISCAL YEAR ENDED SEPTEMBER,
                                                     ----------------------------
                                                       2002      2001      2000
                                                      -----     -----     -----
Net sales .........................................   100.0%    100.0%    100.0%
Cost of goods sold including occupancy,
    distribution and buying .......................    52.2      52.6      53.1
Selling, general and administrative expenses ......    37.0      39.1      35.4
Depreciation and amortization .....................     2.6       3.4       2.5
Interest expense (net) ............................     0.0       0.6       0.6
                                                      -----     -----     -----
Income before income taxes and minority interest ..     8.1       4.3       8.4
Income tax expense ................................     2.8       1.6       3.2
Minority interest .................................    (0.0)     (0.3)      0.0
                                                      -----     -----     -----
Net income ........................................     5.3%      3.0%      5.2%
                                                      =====     =====     =====

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

      Net sales increased 6.1% to $436.1 million for fiscal year 2002, from $411.0 million for fiscal year 2001. The increase in sales was attributable to a comparable store sales increase of 3.5% and the addition of 7 net new stores.

      Cost of goods sold, including occupancy, distribution and buying costs include: (i) merchandise acquisition cost, (ii) freight cost related to the receipt and distribution of merchandise, (iii) physical inventory adjustments,
(iv) costs to refurbish customer returns, (v) payroll costs (including payroll taxes and employee benefit costs) associated with our buying and distribution personnel, (vi) other costs associated with our buying and distribution functions and (vii) store rents and other occupancy costs. Cost of goods sold, including occupancy, distribution and buying costs, increased 5.2% to $227.5 million, or 52.2% of net sales, for fiscal 2002, versus $216.3 million, or 52.6% of net sales, for fiscal 2001. The increase in cost of goods sold, including occupancy, distribution and buying costs was due to the increase in net sales. The decline in cost of goods sold as a percentage of net sales was primarily the result of improved merchandise gross margins, particularly in the bridal and diamond solitaire category. We do not expect the decrease in cost of goods sold, including occupancy, distribution and buying costs as a percentage of net sales, to constitute a continuing material trend.

      Selling, general and administrative expense includes: (i) payroll costs (including payroll taxes and employee benefit costs), excluding payroll costs associated with our buying and distribution personnel, (ii) advertising costs,
(iii) operating costs such as insurance, utility, business related travel, professional service fees and other related business expenses, and (vii) provisions for bad debt and collection expense reduced by earned finance charges, earned credit insurance and late fee revenues. Selling, general and administrative expenses increased 0.4% to $161.5 million for fiscal 2002, from $160.9 million for fiscal 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 37.0% for fiscal 2002 as compared to 39.1% for the comparable period last year. Selling, general and administrative expenses for fiscal 2001 included non-comparable charges of $4.2 million related to the closing of 33 stores and operating expenses of $2.2 million related to the Company's internet joint venture. Excluding the store closing charge and the consolidation of internet operations, selling, general and administrative expenses for fiscal 2001 was $154.5 million or 37.6% of net sales. The decrease as a percentage of net sales was primarily the result of improved expense controls and a decline in net charge-offs of customer credit accounts as a percentage of credit revenues. Net charge-offs as a percentage of credit revenues were 17.3% in fiscal 2002 compared to 18.4% during fiscal 2001.

      Depreciation and amortization charges decreased 18.8% to $11.3 million for fiscal 2002, from $13.9 million for fiscal 2001. Depreciation and amortization as a percentage of net sales was 2.6% for fiscal 2002 compared to 3.4% for fiscal 2001. Fiscal 2001 included non-comparable charges of $0.7 million related to impairment charges from store closings and $1.9 million related to the depreciation and write-down of impaired assets used in our internet joint venture. Excluding these non-comparable charges, depreciation and amortization charges for fiscal 2001 was $11.3 million, or 2.8% of net sales. The slight decrease in depreciation and amortization expense as a percentage of net sales was primarily the result of the increase in comparable store sales and our adoption of FAS 142. Effective September 30, 2001, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). In accordance with FAS 142, we discontinued amortization of our trade-name rights beginning September 30, 2001, resulting in an increase in net earnings of approximately $306,000 ($.02 per fully diluted share) for fiscal 2002.

      Interest and other income from a related party, Crescent, increased to $2.9 million for fiscal year 2002 compared to $2.6 million for fiscal year 2001. The increase was due to an increase in guarantee fee income due to higher outstanding debt owed by Crescent under its bank line of credit. Interest expense decreased to $3.2 million for fiscal 2002 compared to $5.1 million for fiscal 2001. The decrease in interest expense was primarily due to a decrease in our effective interest rate and lower average borrowing levels. The decrease in average borrowing levels is primarily due to net cash proceeds of $35.0 million from the sale of our common stock. See "Liquidity and Capital Resources."

      Income tax expense increased 88.6% to $12.4 million in fiscal 2002 from $6.6 million in fiscal 2001. Our effective income tax rate was 35.0% in fiscal 2002 and 37.8% in fiscal 2001.

      Net income increased by 89.4% to $23.2 million for fiscal year 2002 compared to $12.2 million for fiscal year 2001. Basic earnings per share was $1.35 for fiscal 2002 compared to $0.84 for fiscal 2001. Basic weighted average common shares outstanding increased 18.0% to 17,108,000 for fiscal 2002 from 14,501,000 for fiscal 2001. Diluted earnings per share was $1.34 for fiscal 2002 compared to $0.84 for fiscal 2001. Diluted weighted average common shares outstanding increased 19.4% to 17,347,000 for fiscal 2002 from 14,531,000 for fiscal 2001. The increase in basic and diluted weighted average shares outstanding was primarily due to our issuance of 4.1 million shares of common stock in an offering completed on February 11, 2002.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

      Net sales increased 9.2% to $411.0 million in fiscal year 2001, from $376.4 million in fiscal year 2000. Sales growth resulted from a comparable store sales increase of 2.0% and the net addition of 24 new stores.

      Cost of goods sold, including occupancy, distribution and buying costs include: (i) merchandise acquisition cost, (ii) freight cost related to the receipt and distribution of merchandise, (iii) physical inventory adjustments,
(iv) costs to refurbish customer returns, (v) payroll costs (including payroll taxes and employee benefit costs) associated with our buying and distribution personnel, (vi) other costs associated with our buying and distribution functions and (vii) store rents and other occupancy costs. Costs of goods sold, including occupancy, distribution and buying costs, increased 8.3% to $216.3 million for fiscal 2001 versus $199.6 million in fiscal 2000. As a percentage of net sales, cost of goods sold decreased to 52.6% in fiscal 2001 from 53.1% in fiscal 2000. The decrease as a percentage of net sales was primarily the result of a shift in our sales mix away from lower gross margin clearance merchandise as a percentage of total sales in fiscal 2001 versus fiscal 2000.

      Selling, general and administrative expense includes: (i) payroll costs (including payroll taxes and employee benefit costs), excluding payroll costs associated with our buying and distribution personnel, (ii) advertising costs,
(iii) operating costs such as insurance, utility, business related travel, professional service fees and other related business expenses, and (vii) provisions for bad debt and collection expense reduced by earned finance charges, earned credit insurance and late fee revenues. Selling, general and administrative expenses increased 20.7% to $160.9 million for fiscal 2001 from $133.3 million in fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased to 39.1% in fiscal 2001 from 35.4% in fiscal 2000. Selling, general and administrative expenses in fiscal 2001 included a $4.2 million charge for the closing of 33 stores. The store closing charge principally consisted of the accrual of lease obligations and additional provision for anticipated write-offs of uncollectible accounts. As of September 29, 2001, 31 of the stores had been closed and the remaining two stores were closed by December 31, 2001. Payments on the lease obligations aggregated $181,000 and remaining accrued obligations were $1.4 million. Excluding this charge, selling, general and administrative expenses as a percentage of net sales increased to 38.1% in fiscal 2001 from 35.4% in fiscal 2000. This increase in selling, general and administrative expenses as a percentage of net sales in fiscal 2001 was primarily due to higher net charge-offs of customer credit accounts as compared to the prior year. Net charge-offs as a percentage of credit revenues were 18.4% for fiscal 2001 compared to 14.1% for fiscal 2000.

      Depreciation and amortization expense increased 46.4% to $13.9 million in fiscal 2001 from $9.5 million in fiscal 2000. Depreciation and amortization expense as a percentage of net sales was 3.4% in fiscal 2001 compared to 2.5% in fiscal 2000. The increase in depreciation and amortization expense as a percentage of net sales was due primarily to a $0.7 million charge for the closing of 33 stores and a $1.5 million charge for impaired assets associated with our Internet joint venture. Excluding these charges, depreciation and amortization expense as a percentage of net sales increased to 2.8% in fiscal 2001 from 2.5% in fiscal 2000.

      Interest income from a related party increased to $2.6 million in fiscal 2001 compared to $2.4 million in fiscal 2000. Interest income consists primarily of payments we received from Crescent related to our guarantee of Crescent's obligations under Crescent's credit facility. See "--Liquidity and Capital Resources." Interest expense increased to $5.1 million in fiscal 2001 compared to $4.8 million in fiscal 2000. As a percentage of net sales, interest expense decreased to 1.2% of net sales in fiscal 2001 from 1.3% in fiscal 2000. The fiscal 2001 increase in interest expense was due primarily to higher average outstanding borrowings on our line of credit.

      Income tax expense decreased 44.4% to $6.6 million in fiscal 2001 from $11.8 million in fiscal 2000. Our effective income tax rate decreased to 35.0% in fiscal 2001 from 37.6% in fiscal 2000.

      Net income decreased by 37.9% to $12.2 million in fiscal 2001 compared to $19.7 million in fiscal 2000, primarily as a result of increases in cost of goods sold, selling, general and administrative expenses which included a $4.2 million charge for store closings and depreciation and amortization expense which included a $2.2 million charge for impaired assets and interest expense. This decrease was partially offset by increases in net sales.

      Basic and diluted earnings per share decreased 38.2% to $0.84 in fiscal 2001 from $1.36 in fiscal 2000. Basic and diluted weighted average common shares outstanding increased 0.4% to 14,501,000 and 0.6% to 14,531,000, respectively, in fiscal 2001, compared to 14,445,000 for both basic and diluted weighted average common shares outstanding in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

      General Liquidity Discussion. During fiscal 2002, net cash provided by our operating activities was $4.4 million compared to $0.3 million during fiscal 2001 and net cash used by operating activities of $1.9 million during fiscal 2000. For fiscal 2002, cash provided by operations was the result of increases in net income, offset by growth in accounts receivable and other assets and a reduction in accounts payable. For fiscal 2001, cash provided by operations was the result of earnings, offset by growth in accounts receivable and net inventory levels including accounts payable. For fiscal 2000, cash used in operations was the result of growth in accounts receivable and net inventory levels including accounts payable, which was offset partially by improved earnings. To the extent that we continue to expand, we will continue to experience increases in credit sales and related increases in customer accounts receivables as well as increases in inventories, which will likely result in a net use of cash from operations.

      Investing activities used cash of $92.5 million, $11.4 million and $18.4 million in fiscal 2002, fiscal 2001 and fiscal 2000, respectively. In fiscal 2002, we made a direct investment in Crescent, consisting of $50.0 million of Series A Preferred Stock and a $35.0 million Senior Subordinated Note. Also in fiscal 2002, we opened 23 new stores at a cost of approximately $3.2 million and invested $4.4 million in store re-modeling and store relocations. In fiscal 2001, we opened 55 new stores at a cost of approximately $8.2 million and invested $3.3 million in store re-modeling and store relocations. In fiscal 2000, we opened 99 new stores at a cost of approximately $11.0 million and invested $3.7 million in store re-modeling and store relocations. Additionally in fiscal 2000, we invested $2.5 million in store displays to support our merchandising programs and initiatives and $1.2 million on the implementation of our e-commerce website.

      Financing activities provided cash of $87.9 million in fiscal 2002, $11.1 million in fiscal 2001, and $19.7 million in fiscal 2000. During fiscal 2002, we refinanced our line of credit and had additional net bank borrowings of $54.1 million. Also during fiscal 2002, we issued 4.1 million shares of Class A common stock at a price of $9.50 per share resulting in cash proceeds, net of related expenses, of $35.0 million. The proceeds of the stock offering and additional bank borrowings were used for the new investment in Crescent, new stores and other capital expenditures. Additional net bank borrowings of $12.0 million in fiscal 2001 and $20.2 million in fiscal 2001 and were used to finance new stores and other capital expenditures, including the launch of our e-commerce website in fiscal 2000.

      Our Credit Facility. On August 28, 2002, we entered into a new three-year $150 million secured revolving credit facility, which replaced our three-year $67.5 million senior secured revolving credit facility that was scheduled to expire on September 15, 2002. The facility provides for borrowings on 65% of eligible receivables and the lesser of 50% of eligible inventories or $75.0 million. Borrowings under the Credit Facility bear interest at either the prime rate plus applicable margin ranging from zero to 0.25% or, at our option, the Eurodollar rate plus applicable margin ranging from 1.75% to 2.50%. The applicable margin is determined based on a calculation of the fixed charge coverage ratio. The facility contains certain financial covenants and is secured by a lien on substantially all of our personal property. At September 28, 2002, $114.8 million was outstanding under the facility, with interest accruing on such borrowings in a range from 4.06% to 4.75%.

      Our credit facility contains the following financial covenants:

            - measured as of the end of each fiscal period, our trailing twelve-month Consolidated Leverage Ratio must not be greater than 2.0 to 1.0;

            - measured as of the end of each fiscal period, our Consolidated Adjusted Tangible Net Worth must not be less than the sum of $140 million through August 23, 2003, and for each fiscal period thereafter, Consolidated Adjusted Tangible Net Worth must not be less than the sum of $140 million plus as of the end of each fiscal year, commencing with the Fiscal Year Ending September 27, 2003, an amount equal to 50% of Consolidated Net Income for that fiscal year, which increases will be cumulative, plus an amount equal to 75% of net proceeds from certain equity transactions;

            - measured as of the end of each fiscal quarter, our Consolidated Fixed Charge Ratio for the preceding four (4) Fiscal Quarters must not be less than 1.15 to 1.0; and

            - measured as of the fiscal period ending December of each year, our retail sales must not be less than $89.6 million for Fiscal Period ending December 28, 2002 and for each year thereafter, not to be less than 70% of the projected retail sales delivered to the agent and the lenders.

      For further information about the financial and other covenants under our credit facility, we refer you to the text of the agreement, which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 10, 2002, and incorporated in this annual report by reference.

      Our Future Capital Requirements. Our current plans are to have between 685 and 700 stores in operation for the 2003 Christmas season. We estimate that the investment required to fund this expansion, principally to finance inventory, net of accounts payable, accounts receivable, fixtures and leasehold improvements, is $13.0 million. We also anticipate investing approximately $3.0 million during fiscal 2003 in store-remodels and store-relocations. Additionally, we anticipate spending approximately $1.0 million in fiscal 2003 for various system improvements and to support merchandising and marketing initiatives. We intend to fund these expenditures with cash flow from operations and our revolving credit facility. Our credit facility matures on August 28, 2005. We believe that we will be able to replace this facility and that we will have sufficient capital to fund our operations through calendar 2005. In addition, in fiscal 2003, we expect to complete the construction of our new headquarters and distribution facility in Savannah, Georgia at a cost of approximately $5.0 million. The construction is being funded by cash from operations and our revolving credit facility. We anticipate financing the new facility through a mortgage loan after its completion.

      Our Future Contractual Obligations. The following table summarizes our contractual obligations at September 28, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):


                                             Year Ending September 28,
                                 -----------------------------------------------
                                 Maturity     Maturity     Maturity     Maturity
                                 less 1 yr     1-3 yrs      4-5 yrs    Over 5 yrs
                                 --------     --------     --------     ---------
Debt principal and other         $    590     $115,426     $     --     $     --
Operating leases                   22,725       31,868       11,594        9,663
                                 --------     --------     --------     --------
Total commitments                $ 23,315     $147,294     $ 11,594     $  9,663
                                 ========     ========     ========     ========

      Financial Support of Crescent. In connection with the refinancing of our credit facility in August 2002, we restructured our financial support of Crescent by terminating our guarantee of Crescent's previous $112.5 million senior secured revolving credit facility and making a direct investment in Crescent of $85.0 million. This investment consists of $50.0 million of Series A Preferred Stock and $35.0 million of a Senior Subordinated Note. Based in part on our financial support of $85.0 million, on August 28, 2002, Crescent replaced its previous $112.5 million senior secured revolving credit facility with a $50.0 million secured credit facility. We continue to hold a warrant to purchase 50% of the capital stock of Crescent for an exercise price of $500,000 that we received in consideration of our guarantee of Crescent's previous credit facility on September 15, 1999. That warrant will expire on September 14, 2014.

      The Crescent Series A Preferred Stock carries a floating rate dividend equal to the all-in cost of funds under our credit facility, plus a pre-tax amount approximating a proportionate share of the 2% guarantee fee payable by Crescent under our guarantee of their previous credit facility, less the tax benefit Friedman's receives from the dividends received deduction. This calculation currently yields an approximate initial dividend rate of 6.26%. Cumulative dividends on the Series A Preferred Stock are payable semi-annually on January 15th and July 15th. We can request that the preferred stock be redeemed by Crescent at any time after August 28, 2007. The preferred stock carries no voting rights, but does have a preference in liquidation or upon a change of control.

      The Senior Subordinated Note carries a floating interest rate equal to the all-in cost of funds under our credit facility, plus an amount approximating a proportionate share of the 2% guarantee fee payable by Crescent under our guarantee of their previous credit facility. This calculation currently yields an initial interest rate of approximately 7.61%. Interest on the note is payable semi-annually on January 15th and July 15th. The note is due August 28, 2007. All amounts due under the note are subordinate to Crescent's credit facility.

      The investments were recorded on our balance sheet as a noncurrent asset and are currently carried at their face value. In accordance with the Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") we will be required to evaluate whether there has been an other than temporary decline in the value of the investment on a quarterly basis. Any other than temporary reduction in value will result in an immediate income statement charge, which will reduce our reported net income and our earnings per share.

      Dividends. On November 14, 2002, the Board of Directors declared a quarterly dividend of $.02 per share payable on January 15, 2003, to holders of record of our Class A and Class B common stock as of December 31, 2002.

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

INFLATION

      The impact of inflation on our operating results has been moderate in recent years, reflecting generally lower rates of inflation in the economy and relative stability in the prices of diamonds, gemstones and gold. Substantially all of the leases for our retail stores located in malls provide for contingent or volume-related rental increases. In prior years, we have been able to adjust our selling prices to substantially recover increased costs. While inflation has not had, and we do not expect that it will have, a material impact upon our operating results, there is no assurance that our business will not be affected by inflation in the future.

NEW ACCOUNTING STANDARDS

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("FAS 146"). This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or disposal activity. We will adopt this accounting standard for all exit or disposal activities initiated after December 31, 2002.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("FAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FAS 121. FAS 144 is effective for fiscal years beginning after December 15, 2001. We will adopt FAS 144 as of September 29, 2002 and do not anticipate that the pronouncement will have a material impact on the consolidated financial statements.

      We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("FAS 142") on September 30, 2001. Under FAS 142, intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests in accordance with the new standard. Other intangible assets continue to be amortized over their useful lives. Application of the non-amortization provisions of FAS 142 to our trade-name rights, which had previously been amortized over fifteen years, resulted in an increase in net earnings of approximately $306,000 ($0.02 per fully diluted share) for the year ended September 28, 2002. During fiscal 2002, we performed the required impairment test of trade-name rights and concluded that no impairment of the asset existed.

                                  RISK FACTORS

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH EFFECTIVELY, WHICH MAY AFFECT ADVERSELY THE RESULTS OF OUR OPERATIONS.

      The number of stores we operate has increased greatly during the past four years. For example, we opened approximately 60 net new stores during fiscal 1999, 88 net new stores during fiscal 2000, 24 net new stores during fiscal 2001, and 7 net new stores during fiscal 2002. We intend to continue to expand, adding approximately 30 to 50 net new stores in fiscal 2003. Our growth has placed and will continue to place, significant demands on all aspects of our business, including our management information and distribution systems and personnel. In addition, this growth has required substantial investments necessary to build our brand name, store base and infrastructure in the new markets we have entered and has resulted in a decline in our operating margins. Also in 2002, our Chief Financial Officer relocated his principal office to Oakland, California, in the executive offices of Crescent, joining our Chief Executive Officer whose principal offices are also located in Oakland. Both officers spend a significant amount of their time on site in our principal executive offices in Savannah, Georgia; however, this dual location of offices may negatively affect the efficiency of our OPERATIONS. For these reasons, we may not be successful in continuing or successfully managing our growth, which could result in a reduction in our historical revenue growth, or an increase in cost of goods sold which would directly and adversely affect our earnings.

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

      We anticipate opening approximately 30 to 50 net new stores in fiscal 2003. In addition, any expansion into new markets may present different competitive, advertising, merchandising and distribution challenges than those we encounter in our existing markets. Expansion in our existing markets may cause the net sales volumes in our existing stores in those markets to decline. If we are unsuccessful in implementing our growth strategy, our business, operating results and financial position could be adversely affected.

OUR INDUSTRY IS HIGHLY COMPETITIVE, AND IF WE FALL BEHIND OUR COMPETITORS, OUR EARNINGS AND STOCK PRICE MAY BE ADVERSELY AFFECTED.

      The retail jewelry business is mature and highly competitive. Our retail jewelry business competes with national and regional jewelry chains, as well as with local independently owned jewelry stores and chains. We also compete with other types of retailers who sell jewelry and gift items, such as department stores, catalog showrooms, discount retailers, direct mail suppliers, television home shopping networks and jewelry retailers who make sales through internet sites. Our credit operations compete with credit card companies and other providers of consumer credit. We believe that we compete on the basis of selection of merchandise offered, pricing, quality of sales associates, advertising, ability to offer in-house credit, store location and reputation. Many competitors are substantially larger than we are and have greater financial resources than we have. We may not be able to compete successfully with such competitors. Competition could cause us to lose customers, increase expenditures or reduce pricing, any of which could have a material adverse effect on our earnings.

THE ACTIONS OF THE UNITED STATES AGAINST TERRORISTS AND THE COUNTRIES IN WHICH THEY LIVE OR OPERATE AND THE POTENTIAL FOR HOSTILE ACTIONS BY THE UNITED STATES AGAINST IRAQ MAY RESULT IN A DECREASE IN CONSUMER SPENDING AND SIGNIFICANTLY HARM OUR BUSINESS.

      On September 11, 2001, the United States suffered substantial terrorist attacks and, as a result, initiated retaliatory action against the terrorists and the countries, which harbor, finance and otherwise support them. In addition, the U.S. government is contemplating hostile action against the current regime in

Iraq. Consumers may be less likely to purchase luxury items, such as our jewelry products, during times of such political, economic and social uncertainty, which would harm our sales revenue. Further, armed conflicts and political instability overseas may impair our ability to obtain gold, diamonds and other precious and semi-precious metals and stones from foreign countries, potentially increasing our cost of goods sold.

OUR RESULTS OF OPERATIONS HAVE BEEN AND MAY CONTINUE TO BE SIGNIFICANTLY AFFECTED BY A DOWNTURN IN GENERAL ECONOMIC CONDITIONS.

      Jewelry is a luxury item, not a necessity product. As a result, recent adverse trends in the general economy, such as decreases in employment levels, decreases in the stock market, and decreases in wages and salaries, have affected sales of our jewelry. Historically, people spend less money on luxury items, such as jewelry, during a decline in general economic activity. Also, negative developments in local economic conditions, such as plant closings, industry slowdowns and employment cutbacks, may affect sales of our jewelry. We depend on customer traffic at the power strip centers and malls where our stores are located. Reductions in consumer spending due to general economic conditions have affected and may continue to negatively affect our net sales.

      A majority of our customers use credit (either from us or another consumer credit source) to purchase jewelry from us. When there are adverse trends in the general economy or increases in interest rates, fewer people use credit. General economic trends also affect our credit operations. The downturn in the general economy and the economic conditions in the markets in which we operate has affected our ability to collect outstanding credit accounts receivable, and could continue to do so if such conditions persist. If this continues, it could have a material adverse effect on our earnings.

INSTANCES OF LITIGATION RELATING TO THE SALE OF CREDIT INSURANCE HAVE INCREASED IN THE RETAIL INDUSTRY AND OUR BUSINESS COULD BE ADVERSELY AFFECTED BY THIS LITIGATION.

      States' attorneys generals and private plaintiffs have filed lawsuits against retailers relating to alleged improper practices conducted in connection with the sale of credit insurance in several jurisdictions around the country. We offer credit insurance in many of our stores and encourage the purchase of credit insurance products in connection with sales of merchandise on credit. We have been sued in two states by private plaintiffs with regard to our sale of credit insurance. We are also in discussions with attorney generals from several states about our credit insurance sales practices. The results of those discussions may be the settlement of any alleged infractions, or those states may decide to file a lawsuit against us. Either a settlement or lawsuit where we were found liable could require us to pay substantial damages or incur substantial costs, either of which could have a material adverse effect on our results of operations and stock price. Also, an adverse judgment or any negative publicity associated with credit insurance settlements or litigation pending against us could affect our reputation and this could have a negative impact on sales of our jewelry and credit insurance products.

OUR BUSINESS IS HIGHLY SEASONAL, WHICH MAY CAUSE SIGNIFICANT FLUCTUATIONS IN OUR RESULTS.

      Our first fiscal quarter, which ends in December, has historically been the strongest quarter of the year in terms of net sales and operating income. Any substantial disruption of holiday season shopping or other events, which affect our first quarter results, could have a material adverse effect on our profitability for the whole year. Our quarterly results of operations also may fluctuate significantly as a result of a variety of factors, including:

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

THE LOSS OF OUR CHIEF EXECUTIVE OFFICER OR OTHER KEY PERSONNEL COULD SIGNIFICANTLY HARM OUR BUSINESS.

      Our management and operations depend on the skills and experience of our senior management team, including our Chief Executive Officer, Bradley J. Stinn. We believe that our ability to successfully implement our growth strategies depends on the continued employment of our senior management team. The loss of Mr. Stinn or a significant number of other senior officers could hurt us materially. We do not currently have employment agreements with, or key-man life insurance for, any senior officer, including Mr. Stinn.

FLUCTUATIONS IN THE AVAILABILITY, PRICES AND QUALITY OF OUR MERCHANDISE MAY AFFECT OUR RESULTS OF OPERATIONS.

      We primarily sell jewelry made of gold and diamonds and, to a lesser extent, other precious and semi-precious metals and stones. The prices of these materials have been, and we expect for them to continue to be, subject to significant volatility. Further, both the supply and price of diamonds are significantly influenced by a single entity, Diamond Trading Corporation. We do not maintain long-term inventories or otherwise hedge against fluctuations in the cost of gold or diamonds. A significant increase in the price of gold and diamonds could adversely affect our sales and gross margins.

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

      Our merchandising strategy also depends upon our ability to find and maintain good relations with a few choice vendors. We compete with other jewelry retailers for access to vendors that will provide us with the quality and quantity of merchandise necessary to operate our business. In fiscal 2002, our top five suppliers accounted for approximately 40% of our total purchases. Although we believe that alternative sources of supply are available, the abrupt loss of any of our vendors or a decline in the quality or quantity of merchandise supplied by our vendors could cause significant disruption in our business as we substitute vendors.

      A substantial portion of the merchandise we sell is carried on a consignment basis prior to sale or is otherwise financed by vendors, thereby reducing our direct capital investment in inventory. The percentage of our total inventory that was carried on consignment for fiscal 2000, 2001 and 2002 (based on the inventory levels at the end of each period) was 34.0%, 33.0% and 31.1%, respectively. The willingness of vendors to enter into such arrangements may vary substantially from time to time based on a number of factors, including the merchandise involved, the financial resources of vendors, interest rates, availability of financing, fluctuations in gem and gold prices, inflation, our financial condition and a number of economic or competitive conditions in the jewelry business or the economy. Any change in these relationships would have a material adverse effect on our results of operations or financial condition. See "Business -- Purchasing and Inventory Control."

WE MAY MAKE ACQUISITIONS OR INVESTMENTS THAT ARE NOT SUCCESSFUL AND THAT ADVERSELY AFFECT OUR ONGOING OPERATIONS.

      As part of our growth strategy, we may acquire or make investments in other retail jewelry businesses, including a potential consolidation with Crescent, our affiliate. Since we have grown primarily by opening new retail jewelry stores, our ability to identify acquisition candidates, conduct acquisitions and properly manage the integration of acquisitions is unproven. If we fail to properly evaluate and execute acquisitions or investments and assimilate acquired operations into our own, it may materially harm our business and operating results. In addition, acquisitions and investments could divert our management's attention from our core operations, which may adversely affect our operating results.

OUR INVESTMENT OF $85.0 MILLION IN CRESCENT IS UNSECURED, AND IS THEREFORE SUBJECT TO THE SAME RISKS AS ANY EQUITY OR UNSECURED INVESTMENT; ANY REDUCTION IN THE VALUE OF THAT INVESTMENT WOULD RESULT IN AN IMMEDIATE CHARGE TO OUR EARNINGS, ADVERSELY AFFECTING OUR REPORTED RESULTS OF OPERATIONS AND LIKELY OUR STOCK PRICE.

      In connection with the refinancing of our credit facility in August 2002, we restructured our financial support of Crescent by terminating our guarantee of Crescent's previous $112.5 million senior secured revolving credit facility and making a direct investment in Crescent of $85.0 million. This investment consists of $50.0 million of Series A Preferred Stock and $35.0 million of a Senior Subordinated Note. Both investments are unsecured. Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Financial Support of Crescent" for more details.

      The investments were recorded on our balance sheet as a noncurrent asset and are currently carried at their face value. In accordance with the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), we will be required to evaluate whether there has been an other than temporary decline in the value of the investment on a quarterly basis. Any other than temporary reduction in value will result in an immediate income statement charge, which will reduce our reported net income and earnings per share. The reduction in the value of our investment in Crescent, which would likely result from a deterioration in its financial condition and results of operations, and the resulting charge to our earnings would most likely have a negative impact on the trading price of our Class A common stock on The Nasdaq Stock Market.

OUR CONTROLLING STOCKHOLDER AND SOME OF OUR DIRECTORS AND EXECUTIVE OFFICERS MAY HAVE A CONFLICT OF INTEREST AS A RESULT OF THEIR RELATIONSHIP WITH CRESCENT.

      We are affiliated with Crescent through common controlling ownership and executive management. Phillip E. Cohen controls all of our Class B common stock through his ownership of MS Jewelers Corporation, the general partner of MS Jewelers Limited Partnership, which owns all of our Class B common stock. As a result, he has significant control over our business, policies and affairs, including the power to appoint new management, prevent or cause a change of control and approve any action requiring the approval of the holders of our common stock, including adopting amendments to our certificate of incorporation and approving mergers or sales of all or substantially all of our assets. In addition, Mr. Cohen has the right to elect a majority of our directors. Mr. Cohen also controls Crescent through his ownership of CJ Morgan Corp., the general partner of CJ Limited Partnership, which owns substantially all of the capital stock of Crescent. Through CJ Morgan Corp. and CJ Limited Partnership, Mr. Cohen owns approximately 13.9% of Crescent. We have entered into agreements with Crescent, whereby we provide Crescent with accounting and systems support services, as well as use of our "The Value Leader" trademark. See "Management Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Financial Support of Crescent." In addition, Bradley J. Stinn, our Chief Executive Officer, is also the Chief Executive Officer of Crescent and Victor M. Suglia, our Chief Financial Officer, is also the Chief Financial Officer of Crescent.

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

YOUR STOCK VALUE MAY BE ADVERSELY AFFECTED BECAUSE ONLY HOLDERS OF CLASS B COMMON STOCK MAY VOTE ON CORPORATE ACTIONS REQUIRING STOCKHOLDER APPROVAL.

      Holders of Class A common stock have the right to elect a minimum of 25% of our directors. As long as there are shares of Class B common stock outstanding, holders of Class A common stock have no other voting rights, except as required by law. Mr. Cohen controls the outcome of substantially all matters submitted to a vote of the stockholders. Some potential investors may not like this concentration of control, which may adversely affect the price of our Class A common stock. Mr. Cohen's control of us may also discourage offers by third parties to buy us or to merge with us or reduce the price that potential acquirers may be willing to pay for our Class A common stock.

OUR CREDIT AND INSURANCE BUSINESS MAY BE ADVERSELY AFFECTED BY CHANGES IN LAWS AND REGULATIONS GOVERNING OUR BUSINESS.

      The operation of our credit and insurance business subjects us to substantial regulation relating to disclosure and other requirements upon origination, servicing, debt collection and particularly upon the amount of finance changes we can impose. Any adverse change in the regulation of consumer credit could adversely affect our net sales and cost of goods sold. For example, new laws or regulations could limit the amount of interest or fees we could charge on consumer loan accounts, or restrict our ability to collect on account balances, which could have a material adverse effect on our earnings.

      Federal and states laws and regulations also impact the various types of insurance that we offer. We operate in many jurisdictions and are subject to the complex rules and regulations of each jurisdiction. These rules and regulations may undergo periodic modifications and are subject to differing statutory interpretations, which could make compliance more difficult and more costly.

      Compliance with existing and future laws or regulations could require material expenditures or otherwise adversely affect our business or financial results. Failure to comply with these laws or regulations, even if inadvertent, could result in negative publicity, fines, additional licensing expenses or the revocation of our licenses to sell insurance in these jurisdictions, any of which could have a material adverse effect on our results of operations and stock price. See also "Business -- Government Regulation."

THE FUTURE OF OUR CREDIT BUSINESS IS UNCERTAIN, WHICH MAY CAUSE SIGNIFICANT FLUCTUATIONS IN OUR OPERATING RESULTS.

      Approximately 53% of our net sales are on credit. Our credit programs allow our customers to purchase more expensive and larger quantities of our merchandise, which enables our stores to have higher average sales. A decrease in credit sales could have a material adverse effect on our earnings by lowering our net sales. Also, credit sales lead to more frequent contact and better personal relationships with the approximately 75% of our credit customers who choose to make in-store installment payments. As a result, a decrease in credit sales could also reduce traffic in our stores and lower our revenues.

      We adhere to strict credit application guidelines in determining whether our customers qualify for credit. During a downturn in general economic conditions, as we are currently experiencing, or local economic development such as plant closings, fewer of our customers may qualify for credit, and we may suffer a higher rate of non-payment, either of which could have a material adverse effect on our business, financial condition or result of operations. As we expand our store base into new markets, we obtain new credit accounts, which present a higher risk than our mature credit accounts, as these new customers do not have an established credit history with us. Since it takes time to evaluate the credit characteristics of our new customers, we may experience initial uncertainty in our credit portfolio. Also, since we conduct our collection procedures at the store level, our collection efforts are decentralized and become more decentralized as our store base grows. Difficulties we may encounter in maintaining the currency of our credit accounts could result in a material adverse effect on our earnings.

      We use a computer credit scoring process to determine whether a credit applicant should be approved for a credit account and, if so, the credit limit that should be applied to the account. The computer credit scoring process relies on a computer model, which we revise from time to time. If our computer credit scoring process fails to accurately analyze the credit risk of applicant due to a computer failure or errors in the model, our credit losses may be greater than anticipated.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Our market risk is limited to fluctuations in interest rates as it pertains to our borrowings under our credit facility. We pay interest on borrowings at either the prime rate plus an applicable margin ranging from 0% to 0.25% or, at our option, the Eurodollar rate plus an applicable margin ranging from 1.75% to 2.50%. If the interest rates on our borrowings average 100 basis points more in fiscal 2003 than they did in fiscal 2002, our interest expense would increase and income before income taxes would decrease by $450,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on our borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements and financial statement schedule in
Part IV, Item 15(a) 1 and 2 of this report are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Not Applicable.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information under the captions "Election of Directors -- General," "Election of Directors -- Certain Information Concerning Nominees," "Election of Directors -- Executive Officers of the Company" and "Other Matters - Filings Under Section 16(a)" in our Proxy Statement for the Annual Meeting of Stockholders to be held on February 25, 2003 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

      The information under the captions "Election of Directors - Compensation of Directors," "Election of Directors - Executive Compensation" and "Executive Officers of the Company" in the Company's 2003 Proxy Statement is incorporated herein by reference. In no event shall the information contained in the 2003 Proxy Statement under the captions "Election of Directors -- Executive Compensation - Report on Executive Compensation of the Compensation Committee of the Board of Directors" and "Stockholder Return Comparison" be incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The information under the caption "Election of Directors -- Stock Ownership" in our 2003 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information under the caption "Election of Directors -- Executive Compensation -- Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" in our 2003 Proxy Statement is incorporated herein by reference.


ITEM 14. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we concluded an evaluation of the effectiveness of our "disclosure controls and procedures" on December 19, 2002. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our principal executive officer and principal financial officer concluded as of December 19, 2002, that the information required to be disclosed in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, in a manner that allows timely decisions regarding required disclosure.

      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to December 19, 2002.

                                    PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)   1. CONSOLIDATED FINANCIAL STATEMENTS

      The following consolidated financial statements of Friedman's Inc., incorporated by reference into Item 8, are attached hereto:

Consolidated Income Statements for the Years Ended September 28, 2002, September 29, 2001 and September 30, 2000

Consolidated Balance Sheets at September 28, 2002 and September 29, 2001

Consolidated Statements of Stockholders' Equity for the Years Ended September 28, 2002, September 29, 2001 and September 30, 2000

Consolidated Statements of Cash Flows for the Years Ended September 28, 2002, September 29, 2001 and September 30, 2000

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

10.2.1 Addendum to Lease between Friedman's Jewelers, Inc., Lessor and Friedman's Inc. dated August 17, 1995 (incorporated by reference from Exhibit 10.5.1 to the Registrant's Annual
                  Report on Form 10-K for the fiscal year ended September 30, 1995 (File No. 0-22356)).

10.2.2 Addendum to Lease between Friedman's Jewelers, Inc., Lessor and Friedman's Inc. dated October 1, 2002.

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

10.6              Agreement and Understanding, dated December 14, 1994, between
                  Friedman's Inc. and Morgan Schiff & Co., Inc. regarding financial advisory services (incorporated by reference from Exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No.
                  0-22356)).

10.7              Warrant to purchase shares of Class A Common Stock of Crescent
                  Jewelers Inc. dated September 15, 1999 (incorporated by reference from Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on September 20, 1999).

10.8              Friedman's Inc. Dividend Reinvestment Plan, dated June 7, 2000
                  (incorporated by reference from the Registrant's Registration
                  Statement on Form S-3 (File. No. 333-38736), filed on June 7,
                  2000).

10.9              Trademark License Agreement dated April 1, 2000 by and between
                  Friedman's Management Corp. and Crescent Jewelers
                  (incorporated by reference from Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001).

10.10 Information Technology Services Agreement dated May 1, 2000, between Friedman's Inc. and Crescent Jewelers (incorporated by reference from Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001).

10.11             Services Agreement dated May 1, 2000, between Friedman's Inc.
                  and Crescent Jewelers (incorporated by reference from Exhibit
                  10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 2001).

10.12             Amended and Restated Credit Agreement, dated as of August 28,
                  2002, among Friedman's Inc. and certain of its subsidiaries party thereto, as the Credit Parties, the lending institutions named therein, as the Lenders, and Bank of America, N.A., as Administrative Agent (incorporated by reference from Exhibit
                  10.1 to the Registrant's Current Report on Form 8-K filed on
                  September 10, 2002).

10.13             Amended and Restated Credit Agreement, dated as of August 28,
                  2002, among Crescent Jewelers Inc., Crescent Jewelers, and certain of their Subsidiaries party thereto, as the Credit
                  Parties, the lending institutions named therein, as the Lenders, the CIT Group/Business Credit, Inc., as Documentation
                  Agent, and Bank of America, N.A. as Administrative Agent
                  (incorporated by reference from Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 10,
                  2002).

10.14             Series A Preferred Stock Purchase Agreement, dated as of
                  August 28, 2002, by and among Crescent Jewelers, Crescent
                  Jewelers Inc., and Friedman's Inc. (incorporated by reference from Exhibit 10.3 to the Registrant's Current Report on Form
                  8-K filed on September 10, 2002).

10.15 Note Purchase Agreement, dated as of August 28, 2002, by and among Crescent Jewelers, Crescent Jewelers Inc., and
                  Friedman's Inc. (incorporated by reference from Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on September 10, 2002).

10.16             Senior Subordinated Note by Crescent Jewelers due August 28,
                  2007 (incorporated by reference from Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on September 10,
                  2002).

10.17             Development Agreement dated November 1, 2002 between Savannah
                  Economic Development Authority and Friedman's Inc.

10.18             Lease Agreement dated November 1, 2002 between Savannah
                  Economic Development Authority and Friedman Inc.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

10.19 Friedman's Inc. 1993 Stock Option Plan (incorporated by reference from Exhibit 4(c) to the Registrant's Registration
                  Statement on Form S-8 (File No. 33-85216) filed on October 17,
                  1994).

10.20 Form of Indemnity Agreement executed by the Registrant and each of Sterling B. Brinkley, Bradley J. Stinn, Robert W.
                  Cruickshank and Mark C. Pickup (incorporated by reference from
                  Exhibit 10.44 to the Registrant's Registration Statement on
                  Form S-1 (File No. 33-67662), and amendments thereto, originally filed on August 19, 1993).

10.21.1           Indemnification Agreement with Bradley J. Stinn, dated August
                  27, 2002.

10.21.2           Indemnification Agreement with Victor M. Suglia, dated August
                  27, 2002.

10.22 Friedman's Inc. Amended and Restated 1994 Stock Option Plan for Outside Directors (incorporated by reference from Exhibit
                  10.37 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No. 0-22356)).

10.22.1           Amendment Number One to Friedman's Inc. Amended and Restated
                  1994 Stock Option Plan for Outside Directors (incorporated by reference from Exhibit 4.5.1 to the Registrant's Registration
                  Statement on Form S-8 (File No. 333-59566) filed on April 26,
                  2001).

10.23             Friedman's Inc. 1994 Qualified Employee Stock Purchase Plan
                  (incorporated by reference from Exhibit 4(c) to the Registrant's Registration Statement on Form S-8 (File No.
                  33-78820) filed on May 11, 1994).

10.23.1           Amendment Number One to the Friedman's Inc. 1994 Qualified
                  Employee Stock Purchase Plan (incorporated by reference from
                  Exhibit 10.28.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996 (File No.
                  0-22356)).

10.24             Loan Agreement, dated November 17, 1994, between Friedman's
                  Inc. and Sterling B. Brinkley (incorporated by reference from
                  Exhibit 10.39 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No.
                  0-22356)).

10.24.1           Amendment to Loan Agreement and Promissory Note between
                  Friedman's Inc. and Sterling B. Brinkley dated February 2,
                  1995 (incorporated by reference from Exhibit 10.39.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-22356)).

10.25             Loan Agreement, dated November 17, 1994, between Friedman's
                  Inc. and Bradley J. Stinn (incorporated by reference from
                  Exhibit 10.40 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994 (File No.
                  0-22356)).

10.25.1           Amendment to Loan Agreement and Promissory Note between
                  Friedman's Inc. and Bradley J. Stinn dated February 2, 1995
                  (incorporated by reference from Exhibit 10.40.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (File No. 0-22356)).

10.26 Friedman's Inc. 1994 Stock Option Plan (incorporated by reference from Exhibit 4(d) to the Registrant's Registration
                  Statement on Form S-8 (File No. 33-95584) filed on August 11,
                  1995).

10.27 Friedman's Inc. 1995 Stock Option Plan (incorporated by reference from Exhibit 4(d) to Registrant's Registration
                  Statement on Form S-8 (File No. 333-06221) filed on June 18,
                  1996).

10.28 Friedman's Inc. 1996 Stock Option Plan (incorporated by reference from Exhibit 4(c) to Registrant's Registration
                  Statement on Form S-8 (File No. 333-23757) filed on March 21,
                  1997).

10.29 Friedman's Inc. 1997 Stock Option Plan (incorporated by reference from Exhibit 99 to Registrant's Registration
                  Statement on Form S-8 (File No. 333-49133) filed on April 1,
                  1998).

10.30             Form of Unsecured Promissory Note issued to the Company by
                  Bradley J. Stinn, Victor M. Suglia, Sterling B. Brinkley, John
                  E. Cay, III, Robert W. Cruickshank, David B. Parshall, Mark C.
                  Pickup and Paul G. Leonard (incorporated by reference from
                  Exhibit 10.39 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1998).

10.31 Friedman's Inc. 1999 Long-Term Incentive Plan (incorporated by reference from Exhibit 99 to Registrant's Registration
                  Statement on Form S-8 (File No. 333-73271) filed on March 3,
                  1999).

10.31.1           Amendment Number One to Friedman's Inc. 1999 Long-Term
                  Incentive Plan (incorporated by reference from Exhibit 4.4.1 to Registrant's Registration Statement on Form S-8 (File No.
                  333-59566) filed on April 26, 2001)

21                Subsidiaries of the Registrant.

23                Consent of Ernst & Young LLP

99.1              Section 906 Certification of the CEO

99.2              Section 906 Certification of the CFO

(b)   REPORTS ON FORM 8-K

      On September 10, 2002, the registrant filed a current report on Form 8-K relating to its new credit facility and its direct investment in Crescent Jewelers.

(c)   SEE ITEM 15(a)(3) ABOVE.

(d)   SEE ITEM 15(a)(2) ABOVE.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 20, 2002.

                                                FRIEDMAN'S INC.

                                                By: /s/ Bradley J. Stinn
                                                    ------------------------
                                                    Bradley J. Stinn
                                                    Chief Executive Officer

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on December 20, 2002.

SIGNATURE                        TITLE
---------                        -----
/s/ Bradley J. Stinn             Chairman of the Executive Committee and Chief
-------------------------        Executive Officer (Principal Executive Officer)
Bradley J. Stinn

                                 Chairman of the Board of Directors
-------------------------
Sterling B. Brinkley

                                 Director
-------------------------
John E. Cay III

/s/ Robert W. Cruickshank        Director
-------------------------
Robert W. Cruickshank

/s/ David B. Parshall            Director
-------------------------
David B. Parshall

/s/ Mark C. Pickup               Director
-------------------------
Mark C. Pickup

/s/ Victor M. Suglia             Senior Vice President - Chief Financial Officer
-------------------------        (Principal Financial and Accounting Officer)
Victor M. Suglia

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Bradley J. Stinn, Chief Executive Officer, of Friedman's Inc. (the "Company"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

      1. I have reviewed this Annual Report on Form 10-K of the Company for the fiscal year ended September 28, 2002 (this "Report");

      2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

      3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report;

      4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

      a) Designated such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

      b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

      c) Presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

      6. The Company's other certifying officers and I have indicated in this Report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

                             /s/ Bradley J. Stinn
                             -----------------------
                             Bradley J. Stinn
                             Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Victor M. Suglia, Chief Financial Officer, of Friedman's Inc. (the "Company"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

      1. I have reviewed this Annual Report on Form 10-K of the Company for the fiscal year ended September 28, 2002 (this "Report");

      2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

      3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Report;

      4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

      a) Designated such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

      b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

      c) Presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

      6. The Company's other certifying officers and I have indicated in this Report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002

                             /s/Victor M. Suglia
                             -----------------------
                             Victor M. Suglia and
                             Senior Vice President
                             Chief Financial Officer

                           ANNUAL REPORT ON FORM 10-K

                              ITEM 15 (a) 1. AND 2.

              FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                    YEARS ENDED SEPTEMBER 2002, 2001 AND 2000

                                 Friedman's Inc.

                   Index to Consolidated Financial Statements


Consolidated Income Statements for the Years Ended
   September 28, 2002, September 29, 2001 and September 30, 2000......................     F-1
Consolidated Balance Sheets at September 28, 2002 and September 29, 2001..............     F-2
Consolidated Statements of Stockholders' Equity for the Years Ended September 28,
   2002, September 29, 2001 and September 30, 2000....................................     F-3
Consolidated Statements of Cash Flows for the Years Ended September 28, 2002,
   September 29, 2001 and September 30, 2000..........................................     F-4
Notes to Consolidated Financial Statements............................................     F-5
Report of Independent Auditors........................................................    F-19

FINANCIAL STATEMENT SCHEDULE

Schedule II -- Valuation and Qualifying Accounts......................................    F-20

     All other schedules have been omitted, as they are not required under the related instructions, are inapplicable, or because the information required is included in the financial statements.

                                 FRIEDMAN'S INC.
                         CONSOLIDATED INCOME STATEMENTS

                                                               YEARS ENDED SEPTEMBER,
                                                               ----------------------
                                                         2002            2001           2000
                                                         ----            ----           ----
                                                    (Amounts in thousands, except per share data)
Net Sales                                             $ 436,069       $ 411,037       $ 376,351

Operating Costs and Expenses:
 Cost of goods sold including occupancy,
     distribution and buying                            227,486         216,265         199,646
 Selling, general and administrative                    161,536         160,941         133,316
 Depreciation and amortization                           11,340          13,881           9,479
                                                      ---------       ---------       ---------
Income from operations                                   35,707          19,950          33,910

Interest and dividend income from related party          (2,904)         (2,569)         (2,421)
Interest expense                                          3,209           5,080           4,809
                                                      ---------       ---------       ---------
Income before income taxes and minority interest         35,402          17,439          31,522
Income tax expense                                       12,415           6,584          11,849
Minority interest                                          (180)         (1,374)            (31)
                                                      ---------       ---------       ---------
Net income                                            $  23,167       $  12,229       $  19,704
                                                      =========       =========       =========

Earnings per share - basic                            $    1.35       $    0.84       $    1.36
                                                      =========       =========       =========

Earnings per share - diluted                          $    1.34       $    0.84       $    1.36
                                                      =========       =========       =========

Weighted average shares - basic                          17,108          14,501          14,445
Weighted average shares - diluted                        17,347          14,531          14,445


                             See accompanying notes.

                                 FRIEDMAN'S INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 28,   SEPTEMBER 29,
                                                                               2002            2001
                                                                               ----            ----
                                                                        (Amounts in thousands, except share
                                                                                and per share data)
ASSETS
Current Assets:
 Cash                                                                        $     271       $     468
 Accounts receivable, net of allowance for doubtful accounts of $16,651
   in 2002 and $14,745 in 2001                                                 149,868         132,695
 Inventories                                                                   136,606         136,520
 Deferred income taxes                                                           3,788           3,002
 Other current assets                                                            9,608           8,998
                                                                             ---------       ---------
   Total current assets                                                        300,141         281,683

Equipment and improvements, net                                                 50,117          54,495
Tradename rights                                                                 5,022           5,022
Receivable from Crescent Jewelers                                                   --         108,208
Investment in Crescent Jewelers                                                 85,000              --
Other assets                                                                     7,603           3,217
                                                                             ---------       ---------
   Total assets                                                              $ 447,883       $ 452,625
                                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                                            $  31,070       $  46,680
 Accrued and other liabilities                                                  18,649          12,561
 Bank debt, Crescent Jewelers                                                       --         108,208
 Bank debt, Friedman's and capital lease obligations                               590          60,606
                                                                             ---------       ---------
   Total current liabilities                                                    50,309         228,055

Long-term bank debt, Friedman's                                                114,808              --
Long-term capital lease obligation                                                 618             685
Deferred income taxes and other liabilities                                      2,581           1,314
Commitments and contingencies (note 9)

Stockholders' Equity:
 Preferred stock, par value $.01, 10,000,000 shares authorized
   and none issued                                                                  --              --
 Class A common stock, par value $.01, 25,000,000 shares authorized,
   17,423,706 and 13,322,655 issued and outstanding
   at September 28, 2002 and September 29, 2001, respectively                      174             133
 Class B common stock, par value $.01, 7,000,000 shares authorized,
   1,196,283 issued and outstanding                                                 12              12
 Additional paid-in-capital                                                    153,991         119,011
 Retained earnings                                                             126,335         104,540
 Stock purchase loans                                                             (945)         (1,125)
                                                                             ---------       ---------
   Total stockholders' equity                                                  279,567         222,571
                                                                             ---------       ---------
   Total liabilities and stockholders' equity                                $ 447,883       $ 452,625
                                                                             =========       =========

                             See accompanying notes.

                                 FRIEDMAN'S INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                            Class A Common Stock   Class B Common Stock  Additional              Stock
                                            --------------------   --------------------   Paid-in   Retained    Purchase
                                             Shares      Amount     Shares      Amount    Capital   Earnings     Loans      Total
                                             ------      ------     ------      ------    -------   --------     -----      -----
Balance at September 30, 1999               13,226,127   $   132   1,196,283    $    12   $118,543  $  74,417   $(1,200)  $ 191,904

Issuance of Class A common stock under
  the Employee Stock Purchase Plan              37,618         1          --         --        179         --        --         180
Stock purchase loan payments                        --        --          --         --         --         --        25          25
Issuance of Class A common stock
  for services                                   7,462        --          --         --         45         --        --          45
Dividends declared ($0.0575/share)                  --        --          --         --         --       (831)       --        (831)
Net income                                          --        --          --         --         --     19,704        --      19,704
                                            ----------   -------   ---------    -------   --------  ---------   -------   ---------
Balance at September 30, 2000               13,271,207       133   1,196,283         12    118,767     93,290    (1,175)    211,027

Issuance of Class A common stock under
  the Employee Stock Purchase Plan              44,996        --          --         --        200         --        --         200
Stock purchase loan payments                        --        --          --         --         --         --        50          50
Issuance of Class A common stock
  for services                                   5,452        --          --         --         37         --        --          37
Dividends declared ($0.0675/share)                  --        --          --         --         --       (979)       --        (979)
Employee stock options exercised                 1,000        --          --         --          7         --        --           7
Net income                                          --        --          --         --         --     12,229        --      12,229
                                            ----------   -------   ---------    -------   --------  ---------   -------   ---------
Balance at September 29, 2001               13,322,655       133   1,196,283         12    119,011    104,540    (1,125)    222,571

Issuance of Class A common stock in stock
  offering                                   4,082,500        41                            34,924                           34,965
Issuance of Class A common stock under
  the Employee Stock Purchase Plan               2,962        --          --         --         20         --        --          20
Stock purchase loan payments                        --        --          --         --         --         --       180         180
Issuance of Class A common stock
  for services                                   3,329        --          --         --         13         --        --          13
Dividends declared ($0.0775/share)                  --        --          --         --         --     (1,372)       --      (1,372)
Employee stock options exercised                12,260        --          --         --         23         --        --          23
Net income                                          --        --          --         --         --     23,167        --      23,167
                                            ----------   -------   ---------    -------   --------  ---------   -------   ---------
Balance at September 28, 2002               17,423,706   $   174   1,196,283    $    12   $153,991  $ 126,335   $  (945)  $ 279,567
                                            ==========   =======   =========    =======   ========  =========   =======   =========

                             See accompanying notes.

                                 FRIEDMAN'S INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            Years ended September,
                                                                            ----------------------
                                                                      2002           2001           2000
                                                                      ----           ----           ----
                                                                            (Amounts in thousands)
Operating Activities:
  Net income                                                        $ 23,167       $ 12,229       $ 19,704
  Adjustments to reconcile net income to cash
    provided by (used in) operating activities:
    Depreciation and amortization                                     11,340         13,881          9,479
    Provision for doubtful accounts                                   51,449         50,304         36,571
    Minority interest in loss of consolidated subsidiary                (180)        (1,374)           (31)
    Deferred taxes                                                       581           (585)           885
    Changes in assets and liabilities:
      Increase in accounts receivable                                (68,622)       (60,831)       (60,959)
      Increase in inventories                                            (86)       (13,692)        (9,734)
      Increase in other assets                                        (4,873)        (2,260)        (1,066)
      (Decrease) increase in accounts payable and
        accrued liabilities                                           (8,383)         2,616          3,211
                                                                    --------       --------       --------

      Net cash provided by (used in) operating activities              4,393            288         (1,940)
Investing Activities:
  Additions to equipment and improvements                             (7,614)       (11,473)       (18,383)
  Investment in Crescent Jewelers                                    (85,000)            --             --
  Repayments of employee stock purchase loans                            133             50             25
                                                                    --------       --------       --------

      Net cash used in investing activities                          (92,481)       (11,423)       (18,358)
Financing Activities:
  Net additions to revolving credit facilities                        54,499         11,991         20,249
  Payments on capital lease obligations                                 (364)          (112)            --
  Proceeds from stock offering                                        34,965             --             --
  Proceeds from employee stock purchases and options exercised            43            207            226
  Payment of cash dividend                                            (1,252)          (942)          (794)
                                                                    --------       --------       --------

      Net cash provided by financing activities                       87,891         11,144         19,681
                                                                    --------       --------       --------
(Decrease) increase in cash                                             (197)             9           (617)
Cash, beginning of year                                                  468            459          1,076
                                                                    --------       --------       --------
Cash, end of year                                                   $    271       $    468       $    459
                                                                    ========       ========       ========

Supplemental cash flow information:
  Cash paid for:
  Interest                                                          $  2,506       $  3,139       $  4,796
                                                                    ========       ========       ========
  Income Taxes                                                      $  7,360       $ 10,081       $ 11,101
                                                                    ========       ========       ========

                             See accompanying notes.

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 28, 2002


1.    THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

      Friedman's Inc. (the "Company") is a retailer of fine jewelry operating 650 stores in 20 states. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company accounts have been eliminated.

  Fiscal Year

      The Company's fiscal year consists of fifty-two or fifty-three weeks ending on the Saturday closest to September 30.

  Revenue Recognition

      Revenue related to merchandise sales is recognized at the time of sale, reduced by a provision for returns. The returns provision is estimated principally based on prior year return rates. Payments from customers on the Company's layaway program are recorded as a liability until the customer fulfills the terms of the layaway. Once the customer completes the terms of the layaway program, including taking receipt of the merchandise, a sale is recognized.

      Finance charges, product warranties and credit insurance revenues are recognized ratably over the term or estimated term of the related contracts. Finance charges and credit insurance revenues (excluding credit property insurance) are earned based on the declining principal balance of each contract using the interest method. The average contract term was thirteen months in each of the fiscal years 2002, 2001 and 2000. Credit property insurance revenues are recorded on a straight-line basis over the term of the contract. Product warranties are recorded on a straight-line basis over the estimated warranty period, which is currently eight months. The Company periodically reviews the estimated term of product warranties and may adjust the estimated term over which product warranty revenue is recognized based on actual trends and experience. The effect of the adjustment may be an increase or decrease in warranty revenue and, as a result, a corresponding increase or decrease in net sales. Product warranty revenues were $19.0 million, $17.1 million and $16.7 million in 2002, 2001 and 2000, respectively.

      Finance charge and credit service revenues aggregating $36.2 million, $35.6 million and $34.2 million in 2002, 2001 and 2000, respectively, have been classified as a reduction of selling, general and administrative expenses in the accompanying income statements. Finance charge revenues were $30.1 million, $28.5 million and $25.5 million in 2002, 2001 and 2000, respectively. Credit insurance revenues were $6.1 million, $7.1 million and $8.7 million in 2002, 2001 and 2000, respectively.

  Insurance Products

      The Company sells credit life, health and property and casualty on its merchandise as an agent for American Bankers Insurance Group (ABIG), which underwrites the insurance products. The Company has a wholly-owned offshore subsidiary which re-insures risks related to these products. Under the re-insurance contract, the Company's subsidiary assumes the risk of the insurance immediately after the insurance products are sold. The Company recognizes premium expense and commissions earned related to this insurance over the terms of the related insurance products. Premium expense includes fees to ABIG, as well as the estimated losses related to the insurance products. Losses are estimated based on historical experience and are recognized over the term of the related insurance product. The Company's losses on these products have historically been very stable, thus enabling the accrual of reliable loss estimates.

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 28, 2002


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

Accounts Receivable

      Approximately 50% of the Company's merchandise sales are made under installment contracts due in periodic payments over periods generally ranging from 3 to 24 months. Consistent with industry practice, amounts which are due after one year, are included in current assets and totaled $15,812,000 and $12,480,000 at September 28, 2002 and September 29, 2001, respectively.

      Accounts receivable is comprised of purchased merchandise, finance charges, credit insurance, product warranties and late fees less unearned finance charges, credit insurance and product warranties and an allowance for doubtful accounts. Unearned finance charges, product warranties and credit insurance aggregated $20,926,000 and $17,981,000 at September 28, 2002 and September 29, 2001, respectively.

      Credit approval and collection procedures are conducted at each store, under Company guidelines, to evaluate the credit worthiness of the Company's customers and to manage the collection process. A credit scoring model provides a maximum credit approval limit for each customer. Credit sales in excess of the limits determined by the scoring model require approval from regional credit supervisors. To minimize credit risk, the Company generally requires down payments on credit sales and offers credit insurance to its customers. Down payments average 10% to 11% of the purchase price. The Company believes it is not dependent on a given geographic area, industry or business for its customer base and, therefore, has no significant concentration of credit risk. The Company does not require separate collateral to secure credit purchases made by its customers, but it does retain a security interest in the purchased item.

      The allowance for uncollectible accounts is estimated based on historical experience, the composition of outstanding balances, credit experience trends and other relevant information. The application of this methodology may result in increases or decreases in the provision for uncollectible accounts from quarter to quarter. The Company's policy is generally to write-off in full any credit account receivable if no payments have been received for 120 days and any other credit accounts receivable, regardless of payment history, if judged uncollectible (for example, in the event of fraud in the credit application or bankruptcy).

      The Company contracts with collection agencies on a contingent fee basis to collect accounts previously written off. Upon write-off of an account, the Company records as a receivable an estimate of the amount to be recovered by the collection agencies. Such amount, currently 7% of amounts written-off, is credited to the allowance for uncollectible accounts. Collection agency recoveries, net of contingent fees, are deposited and credited against the receivable. The estimated recoveries receivable from collection agencies aggregated $4.9 million and $4.2 million at September 28, 2002 and September 29, 2001, respectively, and are included in other current assets in the accompanying balance sheets.

Merchandise Inventories

      Inventories are stated at the lower of weighted average cost or estimated market value.

Cost of Goods Sold Including Occupancy, Distribution and Buying

      The Company includes the following expenses in the cost of goods sold including occupancy, distribution and buying line item: (i) merchandise acquisition cost, (ii) freight cost related to the receipt and distribution of merchandise, (iii) physical inventory adjustments and adjustments to reduce inventory

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 28, 2002


balances to an amount not in excess of estimated market value, (iv) costs to refurbish customer returns, (v) payroll costs (including payroll taxes and employee benefit costs) associated with the Company's buying and distribution personnel, (vi) other costs associated with the Company's buying and distribution functions and (vii) store rents and other occupancy costs.

Selling, General and Administrative

      The Company includes the following expenses in the selling, general and administrative line item: (i) payroll costs (including payroll taxes and employee benefit costs), excluding payroll costs associated with the Company's buying and distribution personnel, (ii) advertising costs, (iii) operating costs, such as insurance, utilities, business related travel, professional service fees and other related business expenses, and (vii) provisions for bad debt and collection expense reduced by earned finance charges, earned credit insurance and late fee revenues.

Advertising Costs

      Advertising costs are charged against operations when the corresponding advertising is first run. Amounts expensed were $23,529,000, $22,858,000 and $19,512,000 for the years ended September 28, 2002, September 29, 2001 and September 30, 2000, respectively. The amount of prepaid advertising at September 2002 and 2001 was $1,959,000 and $1,772,000, respectively.

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

      During the third quarter of fiscal 2001, the Company recorded store closing costs of $4.2 million and impairment charges of $2.2 million. The store closing costs related to the closure or planned closure of 33 stores and principally consisted of the accrual of lease obligations. The impairment charges consisted of $0.7 million related to the store closings and $1.5 million related to the write down of impaired assets utilized in the Company's internet joint venture. All 33 stores were closed as of December 29, 2001. In connection with these closings, the Company made payments of $1.1 million and $0.2 million during the years ended September 28, 2002 and September 29, 2001, respectively. The Company had a remaining liability for lease obligations of approximately $0.3 million at September 28, 2002.

Depreciation and Amortization

      Depreciation of equipment is provided using the straight-line method over the estimated useful lives ranging from five to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

Retirement Savings Plan

      The Company has a defined contribution Retirement Savings Plan (the "Plan") under Section 401(k) of the Internal Revenue Code. Employees at least 21 years of age who have completed one year of service with 1,000 hours or more are eligible to participate in the Plan. Employees elect contribution percentages between 1% and 15% of annual compensation, as well as the investment options for their contributions. The Company makes matching contributions on behalf of each participant equal to 50% of the first 4% of each participant's salary contributed to the Plan. Company matching contributions to the Plan for the fiscal years ended September 2002, 2001 and 2000 were $354,000, $306,000 and $253,000, respectively.

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 28, 2002


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

Fair Values of Financial Instruments

      The reported amounts in the balance sheets at September 28, 2002 and September 29, 2001, for cash, accounts receivable, investment in Crescent, accounts payable, and long-term debt approximate fair value due to the short term nature of the financial instruments of cash, accounts receivable and accounts payable, the recency of the investment in Crescent, and the variable interest rate on debt.

Earnings Per Share

      Basic earnings per common share excludes any dilutive effect of options, warrants and convertible securities. The dilutive effect of the Company's stock options is included in diluted earnings per common share, and, in fiscal 2002 and 2001, increased the diluted weighted shares outstanding by 239,000 and 30,000, respectively. There was no dilutive effect of stock options in fiscal 2000. Certain options outstanding during each of the following years and their related exercise prices were not included in the computation of diluted earnings per common share because their exercise price was greater than the average market price of the shares and, therefore, the effect would be antidilutive:
2002 - 430,000 shares, 2001 - 1,248 shares and 2000 - 875,513 shares.

Reclassifications

      Certain balances as of September 29, 2001 have been reclassified to conform to the current year financial statement presentation.

New Accounting Standards

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("FAS 146"). This statement applies to all exit or disposal activities initiated after December 31, 2002 and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, store closing, or other exit or disposal activity. The Company will adopt this accounting standard for all exit or disposal activities initiated after December 31, 2002.

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 28, 2002


      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("FAS 144"). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt FAS 144 as of September 29, 2002 and does not anticipate that the pronouncement will have a material impact on the consolidated financial statements.

      The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", ("FAS 142") on September 30, 2001. Under FAS 142, intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests in accordance with the new standard. Other intangible assets continue to be amortized over their useful lives. During fiscal 2002, the Company performed the required impairment test of tradename rights and concluded that no impairment of the asset existed. The following table indicates the impact of the application of the non-amortization provisions of FAS 142 to the Company's tradename rights, which had previously been amortized over fifteen years (amounts in thousands except per share amounts):

                                        2002            2001            2000
                                     ----------      ----------      ----------
Reported net income                  $   23,167      $   12,229      $   19,704
  Add: Tradename amortization                --             306             306
                                     ----------      ----------      ----------
  Adjusted net income                $   23,167      $   12,535      $   20,010
                                     ==========      ==========      ==========

Earnings per share - basic:
  Reported net income                $     1.35      $     0.84      $     1.36
  Tradename amortization                     --            0.02            0.02
                                     ----------      ----------      ----------
  Adjusted net income per share      $     1.35      $     0.86      $     1.38
                                     ==========      ==========      ==========

Earnings per share - diluted:
  Reported net income                $     1.34      $     0.84      $     1.36
  Tradename amortization                     --            0.02            0.02
                                     ----------      ----------      ----------
  Adjusted net income per share      $     1.34      $     0.86      $     1.38
                                     ==========      ==========      ==========

2.    FINANCING ARRANGEMENTS

Common Stock

      In February 2002, the Company sold 4,082,500 shares of its Class A common stock at $9.50 per share. Net proceeds to the Company totaled approximately $35.0 million and were used primarily to reduce debt.

      The Company has two classes of Common Stock, Class A and Class B. The holders of Class B Common Stock elect 75% of the directors and vote without Class A Common Stock participation on all other matters required to be submitted to a vote of the stockholders. Each share of Class B Common Stock is convertible, at any time, at the option of the holder into one share of Class A common stock. Upon the conversion of all shares of Class B Common Stock, each Class A Common Stock is entitled to one vote on all matters submitted to the stockholders.

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 28, 2002

Bank Line of Credit Agreement

On August 28, 2002, the Company entered into a new three-year $150.0 million credit facility (the "Credit Facility") with a syndicated group of banks which provides for borrowings on 65% of eligible receivables and the lesser of 50% of eligible inventories or $75.0 million. Borrowings under the Credit Facility are due August 28, 2005 and bear interest at either the prime rate plus applicable margin ranging from zero to 0.25% or, at the Company's option, the Eurodollar rate plus applicable margin ranging from 1.75% to 2.50%. The applicable margin is determined based on the calculation of a fixed charge coverage ratio.

      Among other provisions, the Credit Facility requires the maintenance of certain specified levels of fixed charge coverage and limits certain capital and other nonrecurring expenditures.

      The weighted average interest rate on borrowings outstanding at September 28, 2002 and September 29, 2001 were 4.09% and 5.78%, respectively. As of September 28, 2002 and September 29, 2001, $114.8 million and $60.3 million, respectively, were outstanding under the Credit Facility.

      Borrowings under the Credit Facility are secured by certain of the Company's assets, including inventory and accounts receivable.

      During fiscal 2001, the Company entered into a capital lease for certain software and computer hardware that expires in June 2004. The future minimum lease payments required under the capital lease are $590,000 and $618,000 for the fiscal years ended September 2003 and 2004, respectively.

3.    EQUIPMENT AND IMPROVEMENTS

      Equipment and improvements, at cost, consist of the following (in thousands):


                                                            SEPTEMBER
                                                       2002           2001
                                                       ----           ----
Store and office equipment                          $  52,705       $ 49,521
Leasehold improvements                                 35,993         33,774
Computer equipment and implementation costs            13,753         12,613
                                                    ---------       --------
Total equipment and improvements                      102,451         95,908
Less accumulated depreciation and amortization        (52,334)       (41,413)
                                                    ---------       --------
Total net equipment and improvements                $  50,117       $ 54,495
                                                    =========       ========

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 28, 2002


4.    ACCRUED AND OTHER LIABILITIES

      Accrued and other liabilities consist of the following (in thousands):


                                                    SEPTEMBER
                                                 2002         2001
                                                 ----         ----
Accrued compensation and related expenses      $ 7,207      $ 5,491
Income taxes payable                             2,844           --
Other                                            8,598        7,070
                                               -------      -------
Total                                          $18,649      $12,561
                                               =======      =======

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

                    YEARS 6-10
                    ----------
                            % OF REMAINING BALANCE
STOCK PRICE TARGET                 FORGIVEN
------------------                 --------
      $32.50                         50%
       37.50                         60%
       45.00                         70%
       52.50                         80%
       60.00                        100%

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

      The Company incurred expense of $78,000, $139,000 and $177,000 for the forgiveness of interest and related taxes on the loans for the fiscal years ended September 2002, 2001 and 2000, respectively. Interest

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 28, 2002


was calculated at the minimum rates allowable for federal income tax purposes of 2.78%, 4.98% and 6.24% for the fiscal years ended September 2002, 2001 and 2000 respectively.

      Through September 28, 2002, the principal amount of each loan had been reduced by $750,000 by attainment of stock price targets. None of the stock price targets were attained in the three year period ended September 28, 2002.

6.    RELATED PARTY TRANSACTIONS

      During fiscal 2002, 2001 and 2000, the Company incurred management fees, transaction fees and related expenses to Morgan Schiff, an affiliate of the Company, totaling $2.4 million, $0.9 million and $0.9 million, respectively. Morgan Schiff and the Company are affiliated through common controlling ownership. Pursuant to a Financial Advisory Services Agreement (the "Agreement"), Morgan Schiff provides the Company with certain financial advisory services with respect to capital structure, business strategy and operations, budgeting and financial controls, mergers and acquisitions, and capital market and other financing transactions. The Agreement has a term of one year with an automatic renewal unless either party terminates by written notice. The Company has agreed to indemnify Morgan Schiff against any losses associated with the Agreement. Of the amounts incurred, $2.4 million and $0.2 million were capitalized in fiscal years 2002 and 2001, respectively, related to the Company's sale of Class A Common Stock and the bank refinancing. Amounts due to Morgan Schiff aggregated $0.8 million and zero at fiscal year ends 2002 and 2001, respectively.

      The Company and Crescent Jewelers are affiliated through common controlling ownership and have certain common officers and directors. In connection with the refinancing of the Company's Credit Facility in August 2002, Friedman's restructured its financial support of Crescent Jewelers by terminating its guarantee of Crescent's previous $112.5 million senior secured revolving credit facility and making a direct investment in Crescent of $85.0 million. The investment consists of $50.0 million of Series A Preferred Stock and $35.0 million of a Senior Subordinated Note. Based in part on the Company's financial support of $85.0 million, on August 28, 2002, Crescent Jewelers replaced its previous $112.5 million senior secured revolving credit facility with a $50.0 million secured credit facility. The Company still holds a warrant to purchase 50% of the capital stock of Crescent Jewelers for an exercise price of $500,000 that was received in consideration of the guarantee of Crescent's previous credit facility on September 15, 1999. The warrant will expire on September 14, 2014.

      The Series A Preferred Stock carries a floating rate dividend equal to the all-in cost of funds under the Company's Credit Facility, plus a pre-tax amount approximating a proportionate share of the 2% guarantee fee payable by Crescent under the Company's guarantee of Crescent's previous credit facility, less the tax benefit the Company receives from the dividends received deduction. This calculation currently yields an approximate initial dividend rate of 6.26%. Cumulative dividends on the Series A Preferred Stock are payable semi-annually on January 15th and July 15th. The Company can request that the preferred stock be redeemed by Crescent Jewelers at any time after August 28, 2007. The preferred stock carries no voting rights, but does have a preference in liquidation or upon a change of control.

      The Senior Subordinated Note carries a floating interest rate equal to the all-in cost of funds under the Company's credit facility, plus an amount approximating a proportionate share of the 2% guarantee fee payable by Crescent under the Company's guarantee of Crescent's previous credit facility. This calculation currently yields an initial interest rate of approximately 7.61%. Interest on the note is payable semi-annually on January 15th and July 15th. The note is due August 28, 2007. All amounts due under the note are subordinate to Crescent's credit facility.

                                Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 28, 2002



      The Company recorded dividend income of $275 thousand related to the preferred stock and interest income of $237 thousand related to the subordinated note for the quarter and year ended September 28, 2002.

      In connection with Crescent's 1999 revolving syndicated bank facility, the Company agreed to provide certain credit enhancements and to guarantee Crescent's obligations to the banks. These credit enhancements provided to Crescent Jewelers composed of: (i) a guarantee by the Company of 100% of Crescent's bank debt and (ii) additional collateral support provided by the Company in the form of a security interest in $80.0 million of the Company's inventory and receivables. In consideration for these enhancements and guarantees, Crescent paid the Company a quarterly fee equal to 2% per annum of outstanding borrowings and was issued a warrant to purchase 50% of the capital stock of Crescent Jewelers for an exercise price of $500,000. The fair market value of the warrant was determined to be $1 million and has been recorded as an asset on the books of the Company. The income resulting from the Company's acquisition of the warrant has been amortized using the interest method over a period of 36 months, commencing with the month of acquisition, September 1999.

      Crescent paid the Company a quarterly fee equal to 2% per annum of the outstanding borrowings of Crescent, equal to $2.0 million in 2002, $2.6 million in 2001 and $2.4 million in 2000.

      During fiscal 2000, the Company entered into agreements licensing Crescent to use certain trademarks owned by the Company, to provide Crescent with merchandising, inventory management and replenishment systems, accounting and systems support and certain other back office processing services and to provide Crescent with integration services for new information technology systems at Crescent. These agreements were effective in October 2000. The Company received $0.8 million and $1.0 million in fiscal 2002 and 2001 respectively, for these services, which has been recorded as a reduction of selling, general and administrative expenses. As of September 28, 2002 additional amounts due to the company from Crescent were $1.7 million.

      During fiscal year 1999, the Company made stock purchase loans aggregating $1.2 million to certain directors, officers and employees of the Company. Such loans extend for five years and bear interest at 5%. The loans have been classified as a reduction in stockholders equity in the accompanying financial statements.

      In connection with the employment of its Chief Operating Officer in September 2001, the Company granted the officer a loan of $200,000 bearing interest at the prime rate. The loan provides that all principal amounts due under the loan will be ratably forgiven over a 3 year period if the officer remains in the employment of the Company. During 2002, $66,667 was forgiven under the loan and $133,333 was outstanding at September 28, 2002. In addition, during July 2002, the Company made a relocation loan to its Chief Financial Officer of $300,000, bearing interest at the prime rate. The loan is due upon the sale of the officer's prior residence or three months following termination of employment. The loan was outstanding at September 28, 2002.

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

                                Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 28, 2002




      The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations which measures compensation cost using the intrinsic value method of accounting for its stock options. Accordingly, the Company does not recognize compensation cost based upon the fair value method of accounting as provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, ("FAS No. 123"). If the Company had elected to recognize compensation cost based on the fair value of the options granted beginning in fiscal year 1996, as prescribed by SFAS No. 123, net income would have been reduced to the pro forma amounts indicated in the table below:

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation method with the following assumptions:

                                       2002              2001               2000
                                       ----              ----               ----
Expected dividend yield                 0.90%             1.00%              0.60%
Risk-free interest rate                 4.51%             5.68%              5.92%
Expected life of options             10 years          10 years           10 years
Expected stock price volatility         0.629             0.645              0.582

      The weighted average fair value per share of options granted during the years ended September 28, 2002, September 29, 2001 and September 30, 2000 was $5.57, $4.81 and $10.23, respectively. There were no shares available for future grant at September 28, 2002.

A summary of the activity under the stock option plan is as follows:

                                          WEIGHTED
                                          AVERAGE
                          OPTIONS      EXERCISE PRICE
                        OUTSTANDING      PER SHARE
                        -----------      ---------
September 30, 1999         825,413       $   13.74
Granted                     51,100           10.23
                         ---------       ---------
September 30, 2000         876,513       $   13.72
Granted                    700,050            7.82
Canceled                  (126,500)         (13.50)
Exercised                   (1,000)          (6.75)
                         ---------       ---------
September 29, 2001       1,449,063       $   10.90
Granted                    429,500            8.34
Canceled                  (227,125)          (8.64)
Exercised                  (22,060)          (6.89)
                         ---------       ---------
September 28, 2002       1,629,378       $    9.99
                         ---------       ---------

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 28, 2002


The following table summarizes information concerning options outstanding and exercisable at September 28, 2002:

                                          WEIGHTED
                                           AVERAGE                           WEIGHTED         WEIGHTED
                                          EXERCISE                           AVERAGE          AVERAGE
    RANGE OF              NUMBER           PRICE            NUMBER       EXERCISE PRICE      REMAINING
EXERCISE PRICES        OUTSTANDING       PER SHARE       EXERCISABLE       PER SHARE      CONTRACTUAL LIFE
---------------        -----------       ---------       -----------       ---------      ----------------
$5.63 - 7.84               751,015          $ 7.10           181,406           $ 6.75                8.5
$8.94 - 13.41              528,073           10.13           320,873            10.20                5.5
$13.56 - 19.62             347,290           15.95           336,490            15.96                3.4
$21.75                       3,000           21.75             3,000            21.75                5.6
                         ---------          ------           -------           ------                ---
                         1,629,378          $ 9.99           841,769           $11.80                6.4
                         =========          ======           =======           ======                ===

Employee Stock Purchase Plan

      The Company maintains an Employee Stock Purchase Plan (the "Plan") in accordance with Section 423 of the Internal Revenue Code. Substantially all employees are eligible to participate in the Plan and each employee may purchase up to $25,000 of Class A Common Shares during each calendar year at market price less a discount of approximately 15%. At September 28, 2002, no shares are available for issuance under the Plan.


8.    INCOME TAXES

      The provision for income taxes for the years ended September consists of the following (in thousands):

                2002          2001          2000
                ----          ----          ----
Current:
Federal       $11,111      $  6,825       $ 9,980
State             723           344           984
              -------      --------       -------
               11,834         7,169        10,964
Deferred          581          (585)          885
              -------      --------       -------
              $12,415      $  6,584       $11,849
              =======      ========       =======

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 28, 2002


      Income tax expense reconciled to the amount computed at statutory rates for the years ended September is as follows (in thousands):

                                                              2002          2001         2000
                                                              ----          ----         ----
Federal tax at statutory rate                               $ 11,995       $ 6,042      $10,552
State income taxes (net of federal income tax benefit)           502           218          686
Other, net                                                       (82)          324          611
                                                            --------       -------      -------
                                                            $ 12,415       $ 6,584      $11,849
                                                            ========       =======      =======

      Significant components of the Company's deferred tax assets and liabilities at September are as follows (in thousands):

                                        2002        2001
                                        ----        ----
Deferred tax assets:
  Allowance for doubtful accounts      $2,276      $1,372
  Accrued liabilities                     507       1,529
  Deferred revenue                      1,910       1,715
  Other                                   143          15
                                       ------      ------
  Total deferred tax assets             4,836       4,631

 Deferred tax liabilities:
  Equipment and improvements            2,401       1,884
  Inventories                             783         450
  Tradename                               172           0
  Other                                   273         509
                                       ------      ------
  Total deferred tax liabilities        3,629       2,843

                                       ------      ------
Net deferred tax asset                 $1,207      $1,788
                                       ======      ======

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 28, 2002


9.    COMMITMENTS AND CONTINGENCIES

      The Company's principal leases are for store facilities and expire at varying dates during the next 10 years. In addition to fixed minimum rentals, many of the leases provide for contingent rentals based upon a percentage of store sales above stipulated amounts. During 2002, computer equipment in the amount of $1.7 million was acquired under capital lease arrangements. Future minimum lease payments under non-cancelable leases are as follows (in thousands):

                                            OPERATING      CAPITAL
YEARS ENDED SEPTEMBER,                       LEASES         LEASE        TOTAL
----------------------                       ------         -----        -----
2003                                         $ 22,725      $   679      $ 23,404
2004                                           18,606          622        19,228
2005                                           13,262            -        13,262
2006                                            7,078            -         7,078
2007                                            4,516            -         4,516
Subsequent years                                9,663            -         9,663
                                             --------      -------      --------
Total minimum lease payments                 $ 75,850        1,301      $ 77,151
                                             ========                   ========
Less amounts representing interest                              93
                                                           -------
Present value of minimum lease payments                    $ 1,208
                                                           =======

Total rent expense for all leases is as follows (in thousands):

                              YEARS ENDED SEPTEMBER,
                              ----------------------
                          2002         2001         2000
                          ----         ----         ----
Minimum rentals         $30,094      $28,160      $25,733
Contingent rentals          378          334          404
                        -------      -------      -------
Total rent              $30,472      $28,494      $26,137
                        =======      =======      =======

      The Company is involved in certain legal actions arising in the ordinary course of business. Management believes none of these actions, either individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.

                                 Friedman's Inc.
             Notes to Consolidated Financial Statements (continued)
                               September 28, 2002


10.   QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended September 28, 2002 and September 29, 2001 (in thousands except per share data):

                                              For the Fiscal Year Ended September 28, 2002
                                                             Quarters Ended
                                                             --------------
                                         December 30    March 31       June 30      September 29
                                         -----------    --------       -------      ------------
Net sales                                  $181,371      $94,346      $ 91,112       $   69,240
Cost of goods sold, including
occupancy, distribution and buying           89,522       51,188        48,212           38,564
Income (loss) before income taxes (c)        28,337        4,544         3,048             (527)
Net income (loss)                            18,434        2,987         2,015             (269)
Basic earnings (loss) per share (a)            1.27         0.18          0.11            (0.01)
Diluted earnings (loss) per share (a)          1.26         0.18          0.11            (0.01)

                                              For the Fiscal Year Ended September 29, 2001
                                                             Quarters Ended
                                                             --------------
                                         December 30    March 31       June 30      September 29
                                         -----------    --------       -------      ------------
Net sales                                  $173,434      $88,106      $ 83,730          $ 65,767
Cost of goods sold, including
occupancy, distribution and buying           87,135       47,717        44,921            36,492
Income (loss) before income taxes (c)        26,460        3,563       (11,812)(b)          (772)
Net income (loss)                            17,331        2,444        (7,045)             (502)
Basic earnings (loss) per share (a)            1.20         0.17         (0.49)            (0.03)
Diluted earnings (loss) per share (a)          1.20         0.17         (0.49)            (0.03)

(a) Due to the method required by FAS 128 to calculate per share data, the quarterly per share data may not total the full year per share data.

(b) Loss before income taxes includes a $4.2 million charge for the closing of 23 stores and a $2.2 million charge for impaired assets associated with the store closings and the Company's internet e-commerce joint venture.

(c) Income recognized from the 2% guarantee fee from Crescent was $554 thousand for the quarter ending December 29, 2001; $548 thousand for quarter ending March 30, 2002; $560 thousand for the quarter ending June 29, 2002; $358 thousand for the quarter ending September 28, 2002, $648 thousand for the quarter ending December 30, 2000; $643 thousand for quarter ending March 31, 2001; $625 thousand for the quarter ending June 30, 2001 and $653 thousand for the quarter ending September 29, 2001.

                         Report of Independent Auditors

The Board of Directors
Friedman's Inc.

We have audited the accompanying consolidated balance sheets of Friedman's Inc. (the Company) as of September 28, 2002 and September 29, 2001, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended September 28, 2002. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Friedman's Inc. at September 28, 2002 and September 29, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1 to the financial statements, Friedman's Inc. adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective September 30, 2001.

/s/ Ernst & Young LLP

November 1, 2002
Atlanta, Georgia

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                            BALANCE AT                                                BALANCE AT
                                                            BEGINNING                                                  END OF
DESCRIPTION                                                 OF PERIOD        ADDITIONS           DEDUCTIONS            PERIOD
-----------                                                 ---------        ---------           ----------            ------
Reserves and allowances deducted from asset accounts:
  Allowance for uncollectible accounts:
    Year ended September 30, 2000                            $10,862,000      $36,571,000(1)      $33,919,000(2)      $13,514,000
    Year ended September 29, 2001                             13,514,000       50,304,000(1)       49,073,000(2)       14,745,000
    Year ended September 28, 2002                             14,745,000       51,449,000(1)       49,543,000(2)       16,651,000

  Unearned finance charges, product warranties and
  credit insurance:
    Year ended September 30, 2000                            $18,129,000      $51,946,000(3)      $50,931,000(4)      $19,144,000
    Year ended September 29, 2001                             19,144,000       51,513,000(3)       52,676,000(4)       17,981,000
    Year ended September 28, 2002                             17,981,000       58,114,000(3)       55,169,000(4)       20,926,000

(1)   Provision for doubtful accounts.

(2)   Uncollectible accounts receivable written off, net of recoveries.

(3) Additions to credit insurance and product warranties are the dollar amount of premiums sold.

(4) Deductions to unearned finance charges, credit insurance and product warranties occur as finance charges, credit insurance and product warranties are earned.