Form 10-Q
period 2002-12-28
FRIEDMANS INC
filed 2003-02-11
CIK 911004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the Quarterly Period Ended December 28, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the Transition Period From __________________ to __________________

Commission file number  0-22356

                                 FRIEDMAN'S INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                  58-2058362
----------------------------------------    -----------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                Identification No.)

        4 West State Street
       Savannah, Georgia 31401                        31401
----------------------------------------    -----------------------------------
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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes X   No
                                                ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

         The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at February 11, 2003 was 17,423,706.

         The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at February 11, 2003 was 1,196,283.

                                      Index

                                 FRIEDMAN'S INC.


 Part I.     FINANCIAL INFORMATION

 Item 1.     Consolidated Financial Statements (Unaudited)

             Income Statements - Three months ended December 28, 2002 and
             December 29, 2001

             Balance Sheets - December 28, 2002, December 29, 2001 and
             September 28, 2002

             Statements of Cash Flows - Three months ended December 28, 2002 and December 29, 2001

             Notes to Consolidated Financial Statements

 Item 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations

 Item 3.     Qualitative and Quantitative Disclosures About Market Risk

 Item 4.     Controls and Procedures


 Part II.    OTHER INFORMATION

 Item 6.     Exhibits and Reports on Form 8-K


 Signatures

                                 FRIEDMAN'S INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
            (In thousands, except per share and number of store data)


                                                             THREE MONTHS ENDED DECEMBER,
                                                             ----------------------------
                                                               2002               2001
                                                             --------            --------

Net Sales                                                    $198,127            $181,371

Operating Costs and Expenses:
  Cost of goods sold including occupancy,
   distribution and buying                                     98,204              89,522
  Selling, general and administrative                          64,058              60,342
  Depreciation and amortization                                 3,088               2,777
                                                             --------            --------
Income from operations                                         32,777              28,730

Interest and dividend income from related party                (1,559)               (652)
Interest expense                                                1,792               1,045
                                                             --------            --------
Income before income taxes and minority interest               32,544              28,337
Income tax expense                                             11,289               9,926
Minority interest                                                 (44)                (23)
                                                             --------            --------
Net income                                                    $21,299             $18,434
                                                             ========            ========

Earnings per share - basic                                      $1.14               $1.27
                                                             ========            ========

Earnings per share - diluted                                    $1.14               $1.26
                                                             ========            ========

Weighted average shares - basic                                18,620              14,521
Weighted average shares - diluted                              18,747              14,618

Number of stores open                                             662                 645


                 See notes to consolidated financial statements.

                                 FRIEDMAN'S INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share and share amounts)

                                                                             DECEMBER 28,      DECEMBER 29,      SEPTEMBER 28,
                                                                                2002              2001               2002
                                                                             ------------      ------------      -------------
                                                                                        (Unaudited)                  (Note)

ASSETS
Current Assets:
    Cash                                                                           $307              $570              $271
    Accounts receivable, net of allowance for doubtful accounts of
     $29,345 at December 28, 2002, $27,077 at December 29, 2001 and
     $16,651 at September 28, 2002                                              196,390           171,890           149,868
    Inventories                                                                 152,629           152,520           136,606
    Deferred income taxes                                                         3,788             3,002             3,788
    Other current assets                                                         10,652             9,471             9,608
                                                                               --------          --------          --------
       Total current assets                                                     363,766           337,453           300,141

Equipment and improvements, net                                                  52,287            54,543            50,117
Tradename rights                                                                  5,022             5,022             5,022
Receivable from Crescent Jewelers                                                     -           103,471                 -
Investment in Crescent Jewelers                                                  85,000                 -            85,000
Other assets                                                                      7,164             3,022             7,603
                                                                               --------          --------          --------
       Total assets                                                            $513,239          $503,511          $447,883
                                                                               ========          ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                            $97,876           $92,339           $31,070
    Accrued and other liabilities                                                37,538            36,235            18,649
    Bank debt, Crescent Jewelers                                                      -           103,471                 -
    Bank debt, Friedman's and capital lease obligations                             605            28,348               590
                                                                               --------          --------          --------
       Total current liabilities                                                136,019           260,393            50,309


Long-term bank debt, Friedman's                                                  73,866                 -           114,808
Long-term capital lease obligation                                                  322               929               618
Deferred income taxes and other liabilities                                       2,581             1,364             2,581

Stockholders' Equity:
    Preferred stock, par value $.01, 10,000,000 shares
     authorized and none issued                                                       -                 -                 -
    Class A common stock, par value $.01, 25,000,000
     shares authorized, 17,423,706, 13,328,545 and
     17,423,706 issued and outstanding at December 28,
     2002, December 29, 2001 and September, 28, 2002,
     respectively                                                                   174               133               174
    Class B common stock, par value $.01, 7,000,000 shares
     authorized, 1,196,283 issued and outstanding                                    12                12                12
    Additional paid-in-capital                                                  153,948           119,055           153,991
    Retained earnings                                                           147,262           122,720           126,335
    Stock purchase loans                                                           (945)           (1,095)             (945)
                                                                               --------          --------          --------
       Total stockholders' equity                                               300,451           240,825           279,567
                                                                               --------          --------          --------
       Total liabilities and stockholders' equity                              $513,239          $503,511          $447,883
                                                                               ========          ========          ========


Note: The balance sheet at September 28, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


                See notes to consolidated financial statements.

                                 FRIEDMAN'S INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                      THREE MONTHS ENDED
                                                                                ------------------------------
                                                                                DECEMBER 28,      DECEMBER 29,
                                                                                   2002              2001
                                                                                ------------      ------------

Operating Activities:
  Net income                                                                      $21,299            $18,434
  Adjustments to reconcile net income to cash
   provided by operating activities:
     Depreciation and amortization                                                  3,088              2,777
     Provision for doubtful accounts                                               23,655             22,198
     Minority interest in loss of consolidated subsidiary                             (44)               (23)
     Changes in assets and liabilities:
        Increase in accounts receivable                                           (70,177)           (61,393)
        Increase in inventories                                                   (16,023)           (16,000)
        Increase in other assets                                                     (561)              (255)
        Increase in accounts payable and
         accrued liabilities                                                       85,973             70,626
                                                                                 --------           --------
        Net cash provided by operating activities                                  47,210             36,364

Investing Activities:
  Additions to equipment and improvements                                          (5,536)            (3,478)
  Repayments of employee stock purchase loans                                           -                 30
                                                                                 --------           --------
        Net cash used in investing activities                                      (5,536)            (3,448)
Financing Activities:
  Net repayments of revolving credit facilities                                   (40,942)           (32,515)
  Payments on capital lease obligations                                              (281)               (89)
  (Payments for) proceeds from employee stock purchases and
   options exercised                                                                  (43)                44
  Payment of cash dividend                                                           (372)              (254)
                                                                                 --------           --------
        Net cash used in financing activities                                     (41,638)           (32,814)
                                                                                 --------           --------
Increase in cash                                                                       36                102
Cash, beginning of period                                                             271                468
                                                                                 --------           --------
Cash, end of period                                                                  $307               $570
                                                                                 ========           ========



                See notes to consolidated financial statements.

                                FRIEDMAN'S INC.

                   Notes to Consolidated Financial Statements

                                  (Unaudited)

                               December 28, 2002


NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 28, 2002 are not necessarily indicative of the results that may be expected for the year ending September 27, 2003. For further information, refer to the financial statements and footnotes thereto included in the Friedman's Inc. Annual Report on Form 10-K for the year ended September 28, 2002. Certain reclassifications have been made to prior year amounts to conform with current year presentation.


NOTE B - NEW ACCOUNTING STANDARDS

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is sufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise's maximum exposure to loss as a result of its involvement with the VIE. The Company is required to adopt this interpretation no later than July 1, 2003 for any VIEs in which it holds a variable interest that it acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. Management has not yet determined the impact of FIN 46 with respect to the Company's investment in Crescent Jewelers.

         The Company adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144") on September 29, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FAS 121. FAS 144 is effective for fiscal years beginning after December 15, 2001. The pronouncement did not have a material impact on the consolidated financial statements.


NOTE C - STORE CLOSINGS

         During fiscal 2001, the Company recorded store closing expenses, principally for lease obligations, of $4.2 million for the closure or planned closure of 33 stores. All 33 stores were closed by December 29, 2001. In connection with these closings, the Company made payments of $0.1 million during the three months ended December 28, 2002. The Company had a remaining liability for lease obligations of approximately $0.2 million at December 28, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and other sections of this Form 10-Q may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are made based on management's current expectations or beliefs as well as assumptions made by, and information currently available to, management. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," and similar expressions are intended to identify such forward-looking statements. Our actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including without limitation those discussed under the section titled "Risk Factors" in the reports that we file with the SEC from time to time, including our Annual Report on Form 10-K for our fiscal year ended September 28, 2002. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.


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

         We conduct credit approval and collection procedures at each store and follow internal company guidelines to evaluate the credit worthiness of our customers and to manage the collection process. In order to minimize our credit risk, we generally require down payments on credit sales and offer credit insurance to our customers. We believe that we are not dependent on a given industry or business for our customer base and, therefore, have no significant concentration of credit risk.

         We maintain an allowance for uncollectible accounts. We estimate the reserve each quarter based on historical experience, the composition of outstanding balances, credit experience trends and other relevant information. The application of this methodology may result in increases or decreases in our provision for uncollectible accounts from quarter to quarter. Our policy is generally to write off in full any credit account receivable if no payments have been received for 120 days and any other credit accounts receivable, regardless of payment history, if judged uncollectible (for example, in the event of fraud in the credit application or bankruptcy). We contract with collection agencies on a contingent fee basis to collect accounts previously written off. Upon write-off of an account, we record as a receivable an estimate of the amount to be recovered by the collection agencies based on our historical experience. Such amounts, currently 7% of amounts written-off, are credited to the allowance for uncollectible accounts.

         We do not require separate collateral to secure credit purchases made by our customers, but we do retain a security interest in the purchased item.

         Store Opening and Closing Costs. We expense store-opening costs when incurred. We determine our store-closing costs, consisting of fixed asset impairment charges and accruals for remaining lease obligations, and recognize these costs in the period in which we make the decision that a store will be closed. Effective December 29, 2002, remaining lease obligations and other store closure costs will be accrued in the period in which the store is closed. Indicators of impairment generally do not exist with respect to our property and equipment except in circumstances of store closings.


THREE MONTHS ENDED DECEMBER 28, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 29 , 2001

RESULTS OF OPERATIONS

         Net sales increased 9.2% to $198.1 million for the three months ended December 28, 2002, from $181.4 million for the three months ended December 29, 2001. The increase in sales was attributable to a comparable store sales increase of 6.9% and the net addition of 17 new stores.

         Cost of goods sold, including occupancy, distribution and buying costs include: (i) merchandise acquisition cost, (ii) freight cost related to the receipt and distribution of merchandise, (iii) physical inventory adjustments,
(iv) costs to refurbish customer returns, (v) payroll costs (including payroll taxes and employee benefit costs) associated with our buying and distribution personnel, (vi) other costs associated with our buying and distribution functions and (vii) store rents and other occupancy costs. Cost of goods sold, including occupancy, distribution and buying costs, increased 9.7% to $98.2 million, or 49.6% of net sales, for the three months ended December 28, 2002, versus $89.5 million, or 49.4% of net sales, for the three months ended December 29, 2001. The increase in cost of goods sold, including occupancy, distribution and buying costs was due to the increase in net sales. The increase in cost of goods sold as a percentage of net sales was primarily the result of a shift in sales mix. Lower margin bridal and diamond products constituted a higher percentage of the sales mix, and higher margin gold and color products constituted a lower percentage of the sales mix than in the prior year. We do not expect the increase in cost of goods sold, including occupancy, distribution and buying costs as a percentage of net sales, to constitute a continuing material trend.

         Selling, general and administrative expenses include: (i) payroll costs (including payroll taxes and employee benefit costs), excluding payroll costs associated with our buying and distribution personnel, (ii) advertising costs,
(iii) operating costs such as insurance, utility, business related travel, professional service fees and other related business expenses, and (iv) provisions for bad debt and collection expense reduced by earned finance charges, earned credit insurance and late fee revenues. Selling, general and administrative expenses increased 6.2% to $64.1 million for the three months ended December 28, 2002, from $60.3 million for the three months ended December 29, 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 32.3% for the three months ended December 28, 2002 as compared to 33.3% for the comparable period last year. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily the result of the leveraging effect of expenses associated with the increase in net sales.

         Depreciation and amortization charges increased 11.2% to $3.1 million for the three months ended December 28, 2002, from $2.8 million for the three months ended December 29, 2001. Depreciation and amortization charges as a percentage of net sales was 1.6% for the three months ended December 28, 2002 compared to 1.5% for the three months ended December 29, 2001. Depreciation and amortization charges were higher primarily due to the addition of new stores as well as additional investment in store renovations.

         Interest and other income from a related party increased to $1.6 million for the three months ended December 28, 2002 compared to $0.7 million for the three months ended December 29, 2001. The increase was due to interest and dividend income earned on the Company's investment in Crescent Jewelers. Interest expense increased to $1.8 million for the three months ended December 28, 2002 compared to $1.0 million for the three months ended December 29, 2001. The increase in interest expense was primarily due to higher average borrowing levels. See "Liquidity and Capital Resources."

         Net income increased by 15.5% to $21.3 million for the three months ended December 28, 2002 compared to $18.4 million for the three months ended December 29, 2001. Basic earnings per share was $1.14 for the three months ended December 28, 2002 compared to $1.27 for the three months ended December 29, 2001. Basic weighted average common shares outstanding increased 28.2% to 18,620,000 for the three months ended December 28, 2002 from 14,521,000 for the three months ended December 29, 2001. Diluted earnings per share was $1.14 for the three months ended December 28, 2002 compared to $1.26 for the three months ended December 29, 2001. Diluted weighted average common shares outstanding increased 28.2% to 18,747,000 for the three months ended December 28, 2002 from 14,618,000 for the three months ended December 29, 2001. The increase in basic and diluted weighted average shares outstanding was primarily due to the issuance of 4.1 million shares of common stock in an offering completed on February 11, 2002.


LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended December 28, 2002, net cash provided by operating activities was $47.2 million compared to $36.4 million for the three months ended December 29, 2001. During the three months ended December 28, 2002, cash provided by operations was favorably impacted by net income excluding non-cash expenses for provision for doubtful accounts and depreciation and amortization and decreases in inventory levels net of accounts payable, offset by growth in customer accounts receivable.

         Investing activities, principally capital expenditures associated with new and renovated stores, used cash of $5.5 million for the three months ended December 28, 2002 compared to $3.5 million during the three months ended December 29, 2001. The increase was due primarily to the opening of more stores than in the comparable period in the prior year. The Company opened sixteen new stores in the quarter ended December 2002 compared to seven new stores in the quarter ended December 2001.

         Financing activities used $41.6 million of cash for the three months ended December 28, 2002 compared to $32.8 million for the three months ended December 29, 2001. In both years, cash was used primarily to pay down the Company's revolving credit facilities.

         Our Credit Facility. On August 28, 2002, we entered into a new three-year $150 million secured revolving credit facility, which replaced our three-year $67.5 million senior secured revolving credit facility that was scheduled to expire on September 15, 2002. The facility provides for borrowings on 65% of eligible receivables and the lesser of 50% of eligible inventories or $75.0 million. Borrowings under the credit facility bear interest at our option of either the prime rate plus applicable margin ranging from zero to 0.25% or the Eurodollar rate plus applicable margin ranging from 1.75% to 2.50%. The applicable margin is determined based on a calculation of the fixed charge coverage ratio. The facility contains certain financial covenants and is secured by a lien on substantially all of our personal property. At December 28, 2002, $73.9 million was outstanding under the facility, with interest accruing on such borrowings in a range from 3.63% to 4.75%.

         Our credit facility contains the following financial covenants:

         - our trailing twelve-month Consolidated Leverage Ratio, measured as of the end of each fiscal period, must not be greater than
             2.0 to 1.0;

         - our Consolidated Adjusted Tangible Net Worth, measured as of the end of each fiscal period, must not be less than the sum of $140 million through August 23, 2003, and for each fiscal period thereafter, must not be less than the sum of $140 million plus as of the end of each fiscal year, commencing with the Fiscal Year Ending September 27, 2003, an amount equal to 50% of Consolidated Net Income for that fiscal year, which increases will be cumulative, plus an amount equal to 75% of net proceeds from certain equity transactions;

         - our Consolidated Fixed Charge Ratio for the preceding four (4) Fiscal Quarters, measured as of the end of each fiscal quarter, must not be less than 1.15 to 1.0; and

         - our retail sales must not be less than $89.6 million for Fiscal Period ending December 28, 2002 and for each year thereafter, must not be less than 70% of the projected retail sales delivered to the agent and the lenders, in each case measured as of the fiscal period ending December of each year.

         For further information about the financial and other covenants contained in our credit facility, we refer you to the text of the agreement, which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 10, 2002.

         Financial Support of Crescent Jewelers. In connection with the credit facility, we restructured our financial support of Crescent Jewelers by terminating our guarantee of Crescent Jewelers' previous $112.5 million senior secured revolving credit facility and making a direct investment in Crescent Jewelers of $85.0 million. This investment consists of $50.0 million of Series A preferred stock and $35.0 million of a senior subordinated note. Based in part on our financial support of $85.0 million, on August 28, 2002, Crescent Jewelers replaced its previous $112.5 million senior secured revolving credit facility with a $50.0 million secured credit facility. We continue to hold a warrant that we received on September 15, 1999 to purchase 50% of the capital stock of Crescent Jewelers for an exercise price of $500,000. That warrant will expire on September 14, 2014.

         The Crescent Jewelers Series A preferred stock carries a floating rate dividend equal to the all-in cost of funds under our credit facility, plus a pre-tax amount approximating a proportionate share of the 2% guarantee fee payable by Crescent Jewelers under our guarantee of their previous credit facility, less the tax benefit we receive from the dividends received deduction. This calculation currently yields an approximate dividend rate of 6.2%. Cumulative dividends on the Series A preferred stock are payable semi-annually on January 15th and July 15th. Dividends in the amount of $1,107,000 were earned but not paid on the Series A preferred stock on January 15, 2003.

         The Crescent Jewelers senior subordinated note carries a floating interest rate equal to the all-in cost of funds under our credit facility, plus an amount approximating a proportionate share of the 2% guarantee fee payable by Crescent Jewelers under our guarantee of their previous credit facility. This calculation currently yields an approximate interest rate of 7.54%. Interest on the note is payable semi-annually on January 15th and July 15th. Interest in the amount of $942,000 was due and paid to us by Crescent Jewelers on January 15, 2003.

         The investments were recorded on our balance sheet as a noncurrent asset and are currently carried at their face value. In accordance with the Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), we are required to evaluate whether there has been an other than temporary decline in the value of the investment on a quarterly basis. Any other than temporary reduction in value would result in an immediate income statement charge, which would reduce our reported net income and our earnings per share. As a result of our evaluation, there has not been a decline in the value of our investment in Crescent Jewelers.

         Dividends. On November 14, 2002, the Board of Directors declared a quarterly dividend of $.02 per share payable on January 15, 2003, to holders of record of our Class A and Class B common stock as of December 31, 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         Our market risk is limited to fluctuations in interest rates as it pertains to our borrowings under our credit facility. We pay interest on borrowings at our option of either the prime rate plus an applicable margin ranging from 0% to 0.25% or the Eurodollar rate plus an applicable margin ranging from 1.75% to 2.50%. If the interest rates on our borrowings average 100 basis points more in fiscal 2003 than they did in the three months ended December 28, 2002, our interest expense would increase and income before income taxes would decrease by $450,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on our borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes. In addition, the dividend on our preferred stock investment in Crescent Jewelers as well as the interest rate on the subordinated debt we hold from Crescent Jewelers, are both calculated based on our borrowing costs. As a result, any increase in our borrowing costs would be offset, in part, by increases in the dividend and interest rate on our Crescent Jewelers investments.


Item 4.  Controls and Procedures.

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

         There were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect these controls and procedures subsequent to December 19, 2002.

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Furnish the exhibits required by Item 601 of Regulation S-K.

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

99.1         Section 906 Certification of the CEO

99.2         Section 906 Certification of the CFO

         (b) The Company did not file a Current Report on Form 8-K during the three month period ended December 28, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              FRIEDMAN'S INC.


Date: February 11, 2003                   BY: /s/ Victor M. Suglia
                                              Victor M. Suglia
                                              Senior Vice President and
                                              Chief Financial Officer

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Bradley J. Stinn, Chief Executive Officer, of Friedman's Inc. (the "Company"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended December 28, 2002 (this "Report");

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

Date: February 11, 2003


                                           /s/ Bradley J. Stinn
                                           --------------------------
                                           Bradley J. Stinn
                                           Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Victor M. Suglia, Chief Financial Officer, of Friedman's Inc. (the "Company"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

         1. I have reviewed this Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended December 28, 2002 (this "Report");

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

Date: February 11, 2003


                                              /s/Victor M. Suglia
                                              --------------------------
                                              Victor M. Suglia and
                                              Senior Vice President
                                              Chief Financial Officer