Form 10-Q
period 2003-03-29
FRIEDMANS INC
filed 2003-05-12
CIK 911004

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 29, 2003

                                        or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From __________________ to __________________

Commission file number  0-22356

                                 FRIEDMAN'S INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                      58-2058362
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

         4 West State Street
       Savannah, Georgia 31401                                31401
   (Address of principal executive offices)                 (Zip Code)


                                 (912) 233-9333
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____



      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2
    of the Exchange Act).  Yes   X    No ____


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


      The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at May 7, 2003 was 17,578,648.

      The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at May 7, 2003 was 1,196,283.

                                      Index

                                 FRIEDMAN'S INC.

 Part I. FINANCIAL INFORMATION

 Item 1.   Consolidated Financial Statements (Unaudited)

           Income Statements - Three months and six months ended March 29, 2003 and March 30, 2002

           Balance Sheets - March 29, 2003, March 30, 2002 and September 28,
           2002

           Statements of Cash Flows - Six months ended March 29, 2003 and March 30, 2002

           Notes to Consolidated Financial Statements

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk

 Item 4.   Controls and Procedures

 Part II.  OTHER INFORMATION

 Item 4.   Submission of Matters to a Vote of Security Holders

 Item 6.   Exhibits and Reports on Form 8-K


 Signatures

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                                 FRIEDMAN'S INC.

                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
            (In thousands, except per share and number of store data)

                                                               THREE MONTHS ENDED MARCH,       SIX MONTHS ENDED MARCH,
                                                               -------------------------       -------------------------
                                                                  2003            2002            2003            2002
                                                               ---------       ---------       ---------       ---------
Net Sales                                                      $  98,360       $  94,346       $ 296,487       $ 275,717

Operating Costs and Expenses:
           Cost of goods soldgoods sold, including occupancy
           including occupancy,
                    distribution and buying                       53,676          51,188         151,880         140,710
           Selling, general and administrative                    36,348          35,755         100,406          96,097
           Depreciation and amortization                           3,217           2,835           6,305           5,612
                                                               ---------       ---------       ---------       ---------
Income from operations                                             5,119           4,568          37,896          33,298

Interest and dividend income from related party                   (1,475)           (643)         (3,034)         (1,295)
Interest expense                                                   1,684             667           3,476           1,712
                                                               ---------       ---------       ---------       ---------
Income before income taxes and minority interest                   4,910           4,544          37,454          32,881
Income tax expense                                                 1,717           1,608          13,006          11,534
Minority interest                                                     --             (51)            (44)            (74)
                                                               ---------       ---------       ---------       ---------
Net income                                                     $   3,193       $   2,987       $  24,492       $  21,421
                                                               =========       =========       =========       =========
Earnings per share - basic                                     $    0.17       $    0.18       $    1.32       $    1.37
                                                               =========       =========       =========       =========
Earnings per share - diluted                                   $    0.17       $    0.18       $    1.30       $    1.36
                                                               =========       =========       =========       =========
Weighted average shares - basic                                   18,622          16,672          18,621          15,596
Weighted average shares - diluted                                 18,951          16,933          18,847          15,784


Number of stores open                                                659             648             659             648

                                 FRIEDMAN'S INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share and share amounts)

                                                                                              MARCH 29,     MARCH 30,  SEPTEMBER 28,
                                                                                                2003         2002         2002
                                                                                             ---------    ---------    ---------
                                                                                                    (Unaudited)         (Note)
ASSETS
Current Assets:
           Cash                                                                              $     307    $     477    $     271
           Accounts receivable, net of allowance for doubtful accounts of $24,535 at March 29, 2003, $21,413 at March 30, 2002 and $16,651
                    at September 28, 2002                                                      172,222      154,827      149,868
           Inventories                                                                         151,236      144,346      136,606
           Deferred income taxes                                                                 3,788        3,002        3,788
           Other current assets                                                                 10,946        8,432        9,608
                                                                                             ---------    ---------    ---------
                    Total current assets                                                       338,499      311,084      300,141
Equipment and improvements, net                                                                 51,713       52,594       50,117
Tradename rights                                                                                 5,022        5,022        5,022
Receivable from Crescent Jewelers                                                                   --      111,039           --
Investment in Crescent Jewelers                                                                 85,000           --       85,000
Other assets                                                                                     6,727        2,828        7,603
                                                                                             ---------    ---------    ---------
                    Total assets                                                             $ 486,961    $ 482,567    $ 447,883
                                                                                             =========    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

           Accounts payable                                                                  $  31,321    $  40,900    $  31,070
           Accrued and other liabilities                                                        22,668       25,348       18,649
           Bank debt, Crescent Jewelers                                                             --      111,039           --
           Bank debt, Friedman's and capital lease obligations                                     619       24,656          590
                                                                                             ---------    ---------    ---------
                    Total current liabilities                                                   54,608      201,943       50,309
Long-term bank debt, Friedman's                                                                126,289           --      114,808
Long-term capital lease obligation                                                                 162          744          618
Deferred income taxes and other liabilities                                                      2,581        1,362        2,581

Stockholders' Equity:
           Preferred stock, par value $.01, 10,000,000 shares authorized
                    and none issued                                                                 --           --           --
           Class A common stock, par value $.01, 25,000,000 shares authorized,
                    17,562,578, 17,423,706 and 17,423,706 issued and outstanding at March 29, 2003, March 30, 2002 and

                    September, 28, 2002, respectively                                              176          174          174
           Class B common stock, par value $.01, 7,000,000 shares authorized,
                    1,196,283 issued and outstanding                                                12           12           12
           Additional paid-in-capital                                                          155,220      154,045      153,991
           Retained earnings                                                                   150,033      125,335      126,335
                    Stock purchase loans and deferred compensation                              (2,120)      (1,048)        (945)
                                                                                             ---------    ---------    ---------
                    Total stockholders' equity                                                 303,321      278,518      279,567
                                                                                             ---------    ---------    ---------
                    Total liabilities and stockholders' equity                               $ 486,961    $ 482,567    $ 447,883
                                                                                             =========    =========    =========

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

                                 FRIEDMAN'S INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                 Six Months Ended
                                                                                              ---------------------
                                                                                               March 29,   March 30,
                                                                                                2003        2002
                                                                                              --------    --------
Operating Activities:
           Net income                                                                         $ 24,492    $ 21,421
           Adjustments to reconcile net income to net cash (used in)
                    provided by operating activities:
                    Depreciation and amortization                                                6,305       5,612
                    Provision for doubtful accounts                                             34,962      31,929
                    Minority interest in loss of consolidated subsidiary                           (44)        (74)
                    Changes in assets and liabilities:
                              Increase in accounts receivable                                  (57,316)    (54,061)
                              Increase in inventories                                          (14,630)     (7,826)
                              (Decrease) in other assets                                          (418)      1,029
                              Increase in accounts payable and
                                       accrued liabilities                                       4,360       8,087
                                                                                              --------    --------
                              Net cash (used in) provided by operating
                                                activities                                      (2,289)      6,117
Investing Activities:
           Additions to equipment and improvements                                              (7,992)     (4,195)
           Repayments of employee stock puchase loans                                               --          30
                                                                                              --------    --------
                              Net cash used in investing
                                                activities                                      (7,992)     (4,165)
Financing Activities:
           Net additions to (repayments of) revolving credit facilities                         11,481     (36,208)
           Proceeds from stock offering                                                             --      34,965
           Payments on capital lease obligations                                                  (427)       (273)
           Proceeds from employee stock purchases and options exercised                              7          81
           Payment of cash dividend                                                               (744)       (508)
                                                                                              --------    --------
                              Net cash provided by (used in) financing
                                                activities                                      10,317      (1,943)
                                                                                              --------    --------
Increase in cash                                                                                    36           9
Cash, beginning of period                                                                          271         468
                                                                                              --------    --------
Cash, end of period                                                                           $    307    $    477
                                                                                              ========    ========

                See notes to consolidated financial statements.

                                 FRIEDMAN'S INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                                 March 29, 2003

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending September 27, 2003. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 28, 2002. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE B - NEW ACCOUNTING STANDARDS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary") and if so when consolidation should be effective. This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest, or (2) the equity investment at risk is not sufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise's maximum exposure to loss as a result of its involvement with the VIE. We are required to adopt this interpretation no later than July 1, 2003 for any VIEs in which we hold a variable interest that we acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. We have evaluated the requirements of FIN 46 and the impact it will have on our financial statements with respect to our investment in Crescent Jewelers. Based on this evaluation, we believe that Crescent Jewelers' financial statements will be consolidated with ours for financial reporting purposes. We expect to adopt FIN 46 with the reporting of our fiscal year ending September 27, 2003, effective as of the beginning of fiscal 2003 (September 29, 2002). In connection with our analysis and evaluation, we filed Form 8-K on April 29, 2003 discussing the expected consolidation of the financial statements of Crescent Jewelers. See "Liquidity and Capital Resources" for additional disclosure regarding our relationship with Crescent Jewelers.

      We adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144") on September
29, 2002. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FAS 121. FAS 144 is effective for fiscal years beginning after December 15, 2001. The pronouncement did not have a material impact on our consolidated financial statements.

NOTE C - STORE CLOSINGS

      During fiscal 2001, we recorded store closing expenses, principally for lease obligations, of $4.2 million for the closure or planned closure of 33 stores. All 33 stores were closed by December 29, 2001. In connection with these closings, we made payments of $30,000 and $140,000 during the three months and six months ended March 29, 2003. We had a remaining liability for lease obligations of approximately $165,000 at March 29, 2003.

NOTE D - RESTRICTED SHARES

      In January 2003, we issued 132,500 shares of Class A Common Stock to four senior executives pursuant to the 1999 Long-Term Incentive Plan. Ownership rights to the shares will vest at the rate of twenty percent per year provided that the grantee is still employed by us on the vesting date. Accordingly, all shares are restricted prior to vesting. Compensation expense in an amount equal to the stock price on the grant date times the number of shares granted will be charged to earnings pro rata over the five-year vesting period assuming that each of the four recipients remains employed with us. In connection with this non-cash transaction, we recorded a $1.2 million increase to additional paid-in-capital and an offsetting $1.2 million increase to deferred compensation.

NOTE E - STOCK OPTION PLAN

   We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations, which measures compensation cost using the intrinsic value method of accounting for its stock options. Accordingly, we do not recognize compensation cost based upon the fair value method of accounting as provided for under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS No. 123"). If we had elected to recognize compensation cost based on the fair value of the options granted during the periods covered by this report, as prescribed by FAS No. 123, net income would have been reduced to the pro forma amounts indicated in the table below:

                                            THREE MONTHS ENDED MARCH,   SIX MONTHS ENDED MARCH,
                                           ------------------------    ------------------------
                                              2003           2002          2003          2002
                                           ----------    ----------    ----------    ----------
Net income -  as reported                  $    3,193    $    2,987    $   24,492    $   21,421
Deduct: Total stock-based
employee compensation
expense, net of related
tax effect                                 ($     604)   ($     279)   ($   1,013)   ($     513)
                                                                                     ----------
                                           ----------    ----------    ----------    ----------
Net income - pro forma                     $    2,589    $    2,708    $   23,479    $   20,928
                                           ==========    ==========    ==========    ==========

Basic earnings per share - as reported     $     0.17    $     0.18    $     1.32    $     1.37
Basic earnings per share - pro forma       $     0.14    $     0.16    $     1.26    $     1.34

Diluted earnings per share - as reported   $     0.17    $     0.18    $     1.30    $     1.36
Diluted earnings per share - pro forma     $     0.14    $     0.16    $     1.25    $     1.32

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

      Store Opening and Closing Costs. We expense store-opening costs when incurred. We determine our store-closing costs, consisting of fixed asset impairment charges and accruals for remaining lease obligations, and recognize these costs in the period in which a store is closed. Indicators of impairment generally do not exist with respect to our property and equipment except in circumstances of store closings.

      All of our other critical accounting policies are presented in our Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

THREE MONTHS ENDED MARCH 29, 2003 COMPARED TO THREE MONTHS ENDED

MARCH 30, 2002

RESULTS OF OPERATIONS

      Net sales increased 4.3% to $98.4 million for the three months ended March 29, 2003, from $94.3 million for the three months ended March 30, 2002. The increase in sales was attributable to a comparable store sales increase of 1.4% and the net addition of 11 new stores from March 30, 2002 to March 29, 2003. We opened six stores and closed nine stores in the quarter ended March 29, 2003 and, at quarter end, operated 659 stores, of which 432 were located in strip centers and 227 were located in malls. At March 30, 2002, we operated 659 stores, of which 432 were located in strip centers and 227 were located in malls.

      Cost of goods sold, including occupancy, distribution and buying costs include: (i) merchandise acquisition cost, (ii) freight cost related to the receipt and distribution of merchandise, (iii) physical inventory adjustments,
(iv) costs to refurbish customer returns, (v) payroll costs (including payroll taxes and employee benefit costs) associated with our buying and distribution personnel, (vi) other costs associated with our buying and distribution functions and (vii) store rents and other occupancy costs. Cost of goods sold, including occupancy, distribution and buying costs, increased 4.9% to $53.7 million, or 54.6% of net sales, for the three months ended March 29, 2003, versus $51.2 million, or 54.3% of net sales, for the three months ended March 30, 2002. The increase in cost of goods sold, including occupancy, distribution and buying costs was primarily due to increased occupancy costs. We do not expect the increase in cost of goods sold, including occupancy, distribution and buying costs as a percentage of net sales, to constitute a continuing material trend.

      Selling, general and administrative expenses include: (i) payroll costs (including payroll taxes and employee benefit costs), excluding payroll costs associated with our buying and distribution personnel, (ii) advertising costs,
(iii) operating costs such as insurance, utility, business related travel, professional service fees and other related business expenses, and (iv) provisions for bad debt and collection expense reduced by earned finance charges, earned credit insurance and late fee revenues. Selling, general and administrative expenses increased 1.7% to $36.3 million for the three months ended March 29, 2003, from $35.8 million for the three months ended March 30, 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 37.0% for the three months ended March 29, 2003, as compared to 37.9% for the comparable period last year. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily the result of lower payroll and advertising costs even as store count increased and our ability to leverage existing infrastructure over a larger store base and higher sales.

      Depreciation and amortization charges increased 13.5% to $3.2 million for the three months ended March 29, 2003, from $2.8 million for the three months ended March 30, 2002. Depreciation and amortization charges as a percentage of net sales was 3.3% for the three months ended March 29, 2003, compared to 3.0% for the three months ended March 30, 2002. Depreciation and amortization charges were higher primarily due to the addition of six new stores and renovations of existing stores, as well as fixed asset impairment charges of $179,000 or 0.2% of net sales, related to nine store closings.

      Interest and other income from a related party increased to $1.5 million for the three months ended March 29, 2003 compared to $0.6 million for the three months ended March 30, 2002. The increase was due to interest and dividend income earned on our investment in Crescent Jewelers. Interest expense increased to $1.7 million for the three months ended March 29, 2003 compared to $0.7 million for the three months ended March 30, 2002. The increase in interest expense was primarily due to higher average borrowing levels due primarily to our direct investment in Crescent Jewelers. See "--Liquidity and Capital Resources."

      Net income increased by 6.9% to $3.2 million for the three months ended March 29, 2003, compared to $3.0 million for the three months ended March 30, 2002. Basic and diluted earnings per share were $0.17 for the three months ended March 29, 2003, compared to $0.18 for the three months ended March 30, 2002. Basic weighted average common shares outstanding increased 11.7% to 18,622,000 for the three months ended March 29, 2003 from 16,672,000 for the three months ended March 30, 2002. Diluted weighted average common shares outstanding increased 11.9% to 18,951,000 for the three months ended March 29, 2003 from 16,933,000 for the three months ended March 30, 2002. The increase in basic and diluted weighted average shares outstanding was primarily due to the issuance of
4.1 million shares of common stock in an offering completed on February 11, 2002.

SIX MONTHS ENDED MARCH 29, 2003 COMPARED TO SIX MONTHS ENDED MARCH 30, 2002

RESULTS OF OPERATIONS

      Net sales increased 7.5% to $296.5 million for the six months ended March 29, 2003, from $275.7 million for the six months ended March 30, 2002. The increase in sales was attributable to a comparable store sales increase of 5.0% and the net addition of 11 new stores from March 30, 2002 to March 29, 2003. We opened 22 stores and closed 13 stores during the six months ended March 29, 2003 and at quarter end operated 659 stores, of which 432 were located in strip centers and 227 were located in malls.

      Cost of goods sold, including occupancy, distribution and buying costs, increased 7.9% to $151.9 million, or 51.2% of net sales, for the six months ended March 29, 2003, versus $140.7 million, or 51.0% of net sales, for the six months ended March 30, 2002. The increase in cost of goods sold, including occupancy, distribution and buying costs was due to the increase in net sales. The increase in cost of goods sold as a percentage of net sales was primarily the result of a shift in sales mix. Lower margin bridal and diamond products constituted a higher percentage of the sales mix, and higher margin gold and color products constituted a lower percentage of the sales mix than in the prior year. We do not expect the increase in cost of goods sold, including occupancy, distribution and buying costs as a percentage of net sales, to constitute a continuing material trend.

      Selling, general and administrative expenses increased 4.5% to $100.4 million for the six months ended March 29, 2003, from $96.1 million for the six months ended March 30, 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 33.9% for the six months ended March 29, 2003 as compared to 34.9% for the comparable period last year. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily the result of our ability to leverage existing infrastructure over a larger store base.

      Depreciation and amortization charges increased 12.3% to $6.3 million for the six months ended March 29, 2003, from $5.6 million for the six months ended March 30, 2002. Depreciation and amortization charges as a percentage of net sales was 2.1% for the six months ended March 29, 2003, compared to 2.0% for the six months ended March 30, 2002. Depreciation and amortization charges were higher primarily due to the addition of 11 new stores and renovations of existing stores, as well as fixed asset impairment charges related to 13 store closings.

      Interest and other income from a related party increased to $3.0 million for the six months ended March 29, 2003, compared to $1.3 million for the six months ended March 30, 2002. The increase was due to interest and dividend income earned on our investment in Crescent Jewelers. Interest expense increased to $3.5 million for the six months ended March 29, 2003, compared to $1.7 million for the six months ended March 30, 2002. The increase in interest expense was primarily due to higher average borrowing levels due primarily to our investment in Crescent Jewelers. See "--Liquidity and Capital Resources."

      Net income increased by 14.3% to $24.5 million for the six months ended March 29, 2003, compared to $21.4 million for the six months ended March 30, 2002. Basic earnings per share was $1.32 for the six months ended March 29, 2003, compared to $1.37 for the six months ended March 30, 2002. Basic weighted average common shares outstanding increased 19.4% to 18,621,000 for the six months ended March 29, 2003 from 15,596,000 for the six months ended March 30, 2002. Diluted earnings per share was $1.30 for the six months ended March 29, 2003, compared to $1.36 for the six months ended March 30, 2002. Diluted weighted average common shares outstanding increased 19.4% to 18,847,000 for the six months ended March 29, 2003 from 15,784,000 for the six months ended March 30, 2002. The increase in basic and diluted weighted average shares outstanding was primarily due to the issuance of 4.1 million shares of common stock in an offering completed on February 11, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      For the six months ended March 29, 2003, net cash used in operating activities was $2.3 million, compared to net cash provided by operating activities of $6.1 million for the six months ended March 30, 2002. During the six months ended March 29, 2003, cash used in operations was negatively impacted by increases in inventory levels net of accounts payable and growth in customer accounts receivable, and was favorably impacted by net income excluding non-cash expenses for provision for doubtful accounts and depreciation and amortization.

      Investing activities, principally capital expenditures associated with new and renovated stores, used cash of $8.0 million for the six months ended March 29, 2003, compared to $4.2 million during the six months ended March 30, 2002. The increase was due primarily to the opening of more stores than in the comparable period in the prior year and the construction of a new headquarters and distribution facility, which is expected to be complete in August 2003. We opened 22 new stores in the six months ended March 2003 compared to 11 new stores in the six months ended March 2002.

      Financing activities provided $10.3 million of cash for the six months ended March 29, 2003, and used $1.9 million of cash for the six months ended March 30, 2002. In the current year, cash was provided by our revolving credit facility, while in the prior year, cash provided by the sale of common stock was used to pay down the revolving credit facility.

      Our Credit Facility. On August 28, 2002, we entered into a new three-year $150 million secured revolving credit facility, which replaced our three-year $67.5 million senior secured revolving credit facility that was scheduled to expire on September 15, 2002. The facility provides for borrowings on 65% of eligible receivables and the lesser of 50% of eligible inventories or $75.0 million. Borrowings under the credit facility bear interest at our option of either the prime rate plus applicable margin ranging from zero to 0.25% or the Eurodollar rate plus applicable margin ranging from 1.75% to 2.50%. The applicable margin is determined based on a calculation of the fixed charge coverage ratio. The facility contains certain financial covenants and is secured by a lien on substantially all of our personal property. At March 29, 2003, $126.3 million was outstanding under the facility, with interest accruing on such borrowings in a range from 3.58% to 4.25%.

      Our credit facility contains the following financial covenants:

           - our trailing twelve-month consolidated leverage ratio, measured as of the end of each fiscal period, must not be greater than 2.0 to 1.0;

           - our consolidated adjusted tangible net worth, measured as of the end of each fiscal period, must not be less than the sum of $140 million through August 23, 2003, and for each fiscal period thereafter, must not be less than the sum of $140 million plus, as of the end of each fiscal year, commencing with the fiscal year ending September 27, 2003, an amount equal to 50% of consolidated net income for that fiscal year, which increases will be cumulative, plus an amount equal to 75% of net proceeds from certain equity transactions;

           - our consolidated fixed charge ratio for the preceding four fiscal quarters, measured as of the end of each fiscal quarter, must not be less than 1.15 to 1.0; and

           - our retail sales for the fiscal period ending December of each year must not be less than 70% of the projected retail sales delivered to the agent and the lenders, in each case measured as of the fiscal period ending December.

      We are currently in compliance with all of the financial covenants in our credit facility. For further information about the financial and other covenants contained in our credit facility, we refer you to the text of the agreement, which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 10, 2002.

      Financial Support of Crescent Jewelers. In connection with the credit facility, we restructured our financial support of Crescent Jewelers by terminating our guarantee of Crescent Jewelers' previous $112.5 million senior secured revolving credit facility and making a direct investment in Crescent Jewelers of $85.0 million. This investment consists of $50.0 million of series A preferred stock and a $35.0 million senior subordinated note. Based in part on our financial support of $85.0 million, on August 28, 2002, Crescent Jewelers replaced its previous $112.5 million senior secured revolving credit facility with a $50.0 million secured credit facility. We continue to hold a warrant that we received on September 15, 1999 to purchase 50% of the capital stock of Crescent Jewelers for an exercise price of $500,000. The warrant will expire on September 14, 2014.

      The Crescent Jewelers series A preferred stock carries a floating rate dividend equal to the all-in cost of funds under our credit facility, plus a pre-tax amount approximating a proportionate share of the 2% guarantee fee payable by Crescent Jewelers under our guarantee of its previous credit facility, less the tax benefit we receive from the dividends received deduction. This calculation currently yields an approximate dividend rate of 6.3%. Cumulative dividends on the series A preferred stock are payable semi-annually on January 15th and July 15th. Dividends in the amount of $1,898,000 were earned but not paid to us on the series A preferred stock at March 29, 2003.

      The Crescent Jewelers senior subordinated note carries a floating interest rate equal to the all-in cost of funds under our credit facility, plus an amount approximating a proportionate share of the 2% guarantee fee payable by Crescent Jewelers under our guarantee of their previous credit facility. This calculation currently yields an approximate interest rate of 7.6%. Interest on the note is payable semi-annually on January 15th and July 15th. During the six months ended March 29, 2003, $948,196 was paid to us by Crescent Jewelers as interest on the notes. At March 29, 2003, interest in the amount of $673,000 was earned but not due to us until July 15, 2003.

      The investments in Crescent Jewelers were recorded on our balance sheet as a noncurrent asset and are currently carried at their face value. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), each quarter we are required to evaluate whether there has been an other than temporary decline in the value of the investment on a quarterly basis. Any other than temporary reduction in value would result in an immediate income statement charge, which would reduce our reported net income and our earnings per share. As a result of our evaluation for the quarter ended March 29, 2003, there has not been a decline in the value of our investment in Crescent Jewelers.

      Dividends. On February 25, 2003, the Board of Directors declared a quarterly dividend of $.025 per share payable on April 12, 2003, to holders of record of our Class A and Class B common stock as of March 28, 2003.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

      Our market risk is limited to fluctuations in interest rates as it pertains to our borrowings under our credit facility. We pay interest on borrowings at our option of either the prime rate plus an applicable margin ranging from 0% to 0.25% or the Eurodollar rate plus an applicable margin ranging from 1.75% to 2.50%. If the interest rates on our borrowings average 100 basis points more in fiscal 2003 than they did in fiscal 2002, our interest expense would increase and income before income taxes would decrease by $450,000. This amount is determined solely by considering the impact of the hypothetical change in the interest rate on our borrowing cost without consideration for other factors such as actions management might take to mitigate its exposure to interest rate changes. In addition, the dividend on our preferred stock investment in Crescent Jewelers, as well as the interest rate on the subordinated debt we hold from Crescent Jewelers, are both calculated based on our borrowing costs. As a result, any increase in our borrowing costs would be offset, in part, by increases in the dividend and interest rate on our investments in Crescent Jewelers.

Item 4.  Controls and Procedures.

      Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we concluded an evaluation of the effectiveness of our "disclosure controls and procedures" on May 8, 2003. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our principal executive officer and principal financial officer concluded as of May 8, 2003, that the information required to be disclosed in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, in a manner that allows timely decisions regarding required disclosure.

      There were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect these controls and procedures subsequent to May 8, 2003.

Part II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

      At our Annual Meeting of Stockholders held on February 25,
2003, the following matters were brought before and voted upon by the stockholders:

                              Class A Common Stock

      1. A proposal to elect the following persons to the Board of Directors to serve until the 2004 Annual Meeting of Stockholders:

                                               For             Withhold Authority
                                               ---             ------------------
            Mark C. Pickup                   14,240,498           574,350
            Robert W. Cruickshank            14,240,485           574,363
            David B. Parshall                14,240,498           574,350

                              Class B Common Stock

           1. A proposal to elect the following persons to the Board of Directors to serve until the 2004 Annual Meeting of Stockholders:

                                               For             Withhold Authority
                                               ---             ------------------
            Bradley J. Stinn                 1,196,283             0
            Sterling B. Brinkley             1,196,283             0
            John E. Cay III                  1,196,283             0


           2. A proposal to ratify the selection of Ernst & Young to serve as our independent auditors for the fiscal year ending September 27, 2003:

                                       For             Withhold Authority
                                       ---             -------------------
                                    1,196,283               0

           3. A proposal to ratify the amendment to our 1999 Long-Term Incentive Plan to increase the authorized, but unissued shares of Class A Common Stock reserved for issuance under the plan to 3,000,000:

                                    For              Withhold Authority
                                    ---              ------------------
                                    1,196,283               0


      4. A proposal to ratify the amendment to our Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock from 25,000,000 to 40,000,000:

                                    For               Withhold Authority
                                    ---               ------------------
                                    1,196,283               0


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

99.1        Section 906 Certification of the CEO

99.2        Section 906 Certification of the CFO

(b) We did not file a Current Report on Form 8-K during the three-month period ended March 29, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FRIEDMAN'S INC.

Date: May 9, 2003     BY: /s/ Victor M. Suglia
                              Victor M. Suglia
                              Senior Vice President and Chief Financial Officer

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

           I, Bradley J. Stinn, Chief Executive Officer, of Friedman's Inc. (the "Company"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

           1. I have reviewed this Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended March 29, 2003 (this "Report");

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

           5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and


           b) Any fraud, whether or not material, that involves senior management or other employees who have a significant role in the Company's internal controls; and

           6. The Company's other certifying officers and I have indicated in this Report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

                                /s/ Bradley J. Stinn
                               ----------------------------
                                    Bradley J. Stinn
                                 Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

           I, Victor M. Suglia, Chief Financial Officer, of Friedman's Inc. (the "Company"), do hereby certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

           1. I have reviewed this Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended March 29, 2003 (this "Report");

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

           5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and


           b) Any fraud, whether or not material, that involves senior management or other employees who have a significant role in the Company's internal controls; and

           6. The Company's other certifying officers and I have indicated in this Report whether there were significant changes in internal controls or in the other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

                             /s/ Victor M. Suglia
                            --------------------------------
                            Victor M. Suglia
                            Senior Vice President
                            and Chief Financial
                            Officer