Form 10-Q
period 2003-06-28
FRIEDMANS INC
filed 2003-08-11
CIK 911004

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 28, 2003

                                        or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From __________________ to __________________

Commission file number  0-22356

                                 FRIEDMAN'S INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                      58-2058362
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

       171 Crossroads Parkway
       Savannah, Georgia 31422                                31401
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

      The number of shares of Registrant's Class A Common Stock $.01 par value per share, outstanding at August 6, 2003 was 17,618,818.

      The number of shares of Registrant's Class B Common Stock $.01 par value per share, outstanding at August 6, 2003 was 1,196,283.

                                      Index

                                 FRIEDMAN'S INC.

 Part I. FINANCIAL INFORMATION


 Item 1. Consolidated Financial Statements (Unaudited)

         Income Statements - Three months and nine months ended June 28, 2003 and June 29, 2002

         Balance Sheets - June 28, 2003, June 29, 2002 and September 28, 2002

         Statements of Cash Flows - Nine months ended June 28, 2003 and June 29, 2002

         Notes to Consolidated Financial Statements


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

 Item 4. Controls and Procedures

 Part II.OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K


 Signatures

Part I.  FINANCIAL INFORMATION
Item 1. Financial Statements


                                 FRIEDMAN'S INC.
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
            (In thousands, except per share and number of store data)



                                                     THREE MONTHS ENDED JUNE,       NINE MONTHS ENDED JUNE,
                                                     ------------------------      ------------------------
                                                        2003           2002           2003           2002
                                                     ---------      ---------      ---------      ---------


Net Sales                                            $  97,031      $  91,112      $ 393,518      $ 366,829

Operating Costs and Expenses:
     Cost of goods sold, including occupancy
        distribution and buying                         51,632         48,212        203,512        188,922
     Selling, general and administrative                38,112         37,159        138,518        133,256
     Depreciation and amortization                       3,236          2,845          9,541          8,457
                                                     ---------      ---------      ---------      ---------
Income from operations                                   4,051          2,896         41,947         36,194

Interest and dividend income from related party         (1,475)          (657)        (4,509)        (1,952)
Interest expense                                         1,707            505          5,183          2,217
                                                     ---------      ---------      ---------      ---------
Income before income taxes and minority interest         3,819          3,048         41,273         35,929
Income tax expense                                       1,385          1,085         14,391         12,619
Minority interest                                           --            (52)           (44)          (126)
                                                     ---------      ---------      ---------      ---------
Net income                                           $   2,434      $   2,015      $  26,926      $  23,436
                                                     =========      =========      =========      =========

Earnings per share - basic                           $    0.13      $    0.11      $    1.45      $    1.41
                                                     =========      =========      =========      =========

Earnings per share - diluted                         $    0.13      $    0.11      $    1.42      $    1.39
                                                     =========      =========      =========      =========

Weighted average shares - basic                         18,647         18,620         18,630         16,604
Weighted average shares - diluted                       19,142         19,050         18,928         16,867


Number of stores open                                      675            650            675            650


                 See notes to consolidated financial statements.

                                 FRIEDMAN'S INC.
                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share and share amounts)


                                                                                 JUNE 28,      JUNE 29,      SEPTEMBER 28,
                                                                                  2003           2002           2002
                                                                                ---------      ---------      ---------
                                                                                       (Unaudited)             (Note)
ASSETS
Current Assets:
     Cash                                                                       $     286      $     318      $     271
     Accounts receivable, net of allowance for doubtful accounts of $24,538 at June 28, 2003, $23,400 at June 29, 2002 and $16,651
        at September 28, 2002                                                     176,433        153,180        149,868
     Inventories                                                                  153,134        144,404        136,606
     Deferred income taxes                                                          3,788          3,002          3,788
     Other current assets                                                          13,270          9,666          9,608
                                                                                ---------      ---------      ---------
        Total current assets                                                      346,911        310,570        300,141

Equipment and improvements, net                                                    52,947         51,438         50,117
Tradename rights                                                                    5,022          5,022          5,022
Receivable from Crescent Jewelers                                                      --        108,885             --
Investment in Crescent Jewelers                                                    85,000             --         85,000
Other assets                                                                        6,296          3,327          7,603
                                                                                ---------      ---------      ---------
        Total assets                                                            $ 496,176      $ 479,242      $ 447,883
                                                                                =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $  41,601      $  27,400      $  31,070
     Accrued and other liabilities                                                 19,041         21,180         18,649
     Bank debt, Crescent Jewelers                                                      --        108,885             --
     Bank debt, Friedman's and capital lease obligations                              632         39,589            590
                                                                                ---------      ---------      ---------
        Total current liabilities                                                  61,274        197,054         50,309

Long-term bank debt, Friedman's                                                   126,565             --        114,808
Long-term capital lease obligation                                                     --            653            618
Deferred income taxes and other liabilities                                         2,581          1,318          2,581

Stockholders' Equity:
     Preferred stock, par value $.01, 10,000,000 shares authorized
        and none issued                                                                --             --             --
     Class A common stock, par value $.01, 40,000,000 shares authorized
        17,603,635, 17,423,706 and 17,423,706 issued and outstanding at June 28, 2003, June 29, 2002 and
        September, 28, 2002, respectively                                             176            174            174
     Class B common stock, par value $.01, 7,000,000 shares authorized,
        1,196,283 issued and outstanding                                               12             12             12
     Additional paid-in-capital                                                   155,523        154,027        153,991
     Retained earnings                                                            152,045        126,977        126,335
        Stock purchase loans and deferred compensation                             (2,000)          (973)          (945)
                                                                                ---------      ---------      ---------
        Total stockholders' equity                                                305,756        280,217        279,567
                                                                                ---------      ---------      ---------
        Total liabilities and stockholders' equity                              $ 496,176      $ 479,242      $ 447,883
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

                                 FRIEDMAN'S INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                         NINE MONTHS ENDED
                                                                      ----------------------
                                                                      JUNE 28,      JUNE 29,
                                                                        2003          2002
                                                                      --------      --------
Operating Activities:
     Net income                                                       $ 26,926      $ 23,436
     Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                    9,541         8,457
        Provision for doubtful accounts                                 47,158        43,937
        Minority interest in loss of consolidated subsidiary               (44)         (126)
        Changes in assets and liabilities:
           Increase in accounts receivable                             (73,723)      (64,422)
           Increase in inventories                                     (16,528)       (7,884)
           Increase in other assets                                     (2,311)         (904)
           Increase (decrease) in accounts payable and
              accrued liabilities                                        9,651        (9,541)
                                                                      --------      --------
           Net cash provided by (used in) operating
                 activities                                                670        (7,047)
Investing Activities:
     Additions to equipment and improvements                           (10,948)       (5,703)
     Repayments of employee stock purchase loans                            --           105
                                                                      --------      --------
           Net cash used in investing
                 activities                                            (10,948)       (5,598)
Financing Activities:
     Net additions to (repayments of) revolving credit facilities       11,757       (21,275)
     Proceeds from stock offering                                           --        34,965
     Payments on capital lease obligations                                (576)         (364)
     Proceeds from employee stock purchases and options exercised          278            49
     Payment of cash dividend                                           (1,166)         (880)
                                                                      --------      --------
           Net cash provided by financing
                 activities                                             10,293        12,495
                                                                      --------      --------
Increase (decrease) in cash                                                 15          (150)
Cash, beginning of period                                                  271           468
                                                                      --------      --------
Cash, end of period                                                   $    286      $    318
                                                                      ========      ========


                 See notes to consolidated financial statements.

                                 FRIEDMAN'S INC.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                  June 28, 2003



NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ending September 27, 2003. For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended September 28, 2002. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

NOTE B - NEW ACCOUNTING STANDARDS

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"). The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary") and if so when consolidation should be effective. This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is not sufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures regarding the nature, purpose, size and activities of the VIE and the enterprise's maximum exposure to loss as a result of its involvement with the VIE. We are required to adopt this interpretation no later than July 1, 2003 for any VIEs in which we hold a variable interest that we acquired before February 1, 2003. The interpretation is effective immediately for any VIEs created after January 31, 2003 and for VIEs in which an enterprise obtains an interest after that date. We have evaluated the requirements of FIN 46 and the impact it will have on our financial statements with respect to our investment in Crescent Jewelers. Based on this evaluation, we believe that Crescent Jewelers' financial statements will be consolidated with ours for financial reporting purposes. We expect to adopt FIN 46 with the reporting of our fiscal year ending September 27, 2003, effective as of the beginning of fiscal 2003 (September 29, 2002). In connection with our analysis and evaluation, we filed Form 8-K on April 29, 2003 discussing the expected consolidation of the financial statements of Crescent Jewelers. See "Liquidity and Capital Resources" for additional disclosure regarding our relationship with Crescent Jewelers.

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

NOTE C - RESTRICTED SHARES

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

NOTE D - STOCK OPTION PLAN

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


                                              THREE MONTHS ENDED JUNE,       NINE MONTHS ENDED JUNE,
                                             -------------------------     --------------------------
                                                2003           2002           2003            2002
                                             ----------     ----------     ----------      ----------

Net income -  as reported                    $    2,434     $    2,015     $   26,926      $   23,436

Add: Stock-based employee
compensation expense included
in reported net income, net of related               77             --             77              --
tax effect

Deduct: Total stock-based
employee compensation
expense, net of related tax effect                 (476)          (204)        (1,067)           (522)
                                             ----------     ----------     ----------      ----------
Net income - pro forma                       $    2,035     $    1,811     $   25,936      $   22,914

Basic earnings per share - as reported       $     0.13     $     0.11     $     1.45      $     1.41
Basic earnings per share - pro forma         $     0.11     $     0.10     $     1.39      $     1.38

Diluted earnings per share - as reported     $     0.13     $     0.11     $     1.42      $     1.39
Diluted earnings per share - pro forma       $     0.11     $     0.10     $     1.37      $     1.36

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

      All of our critical accounting policies are presented in our Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

THREE MONTHS ENDED JUNE 28, 2003 COMPARED TO THREE MONTHS ENDED JUNE 29, 2002

RESULTS OF OPERATIONS

      Net sales increased 6.5% to $97.0 million for the three months ended June 28, 2003, from $91.1 million for the three months ended June 29, 2002. The increase in sales was attributable to a comparable store sales increase of 3.2% and the net addition of 25 new stores from June 29, 2002 to June 28, 2003. We opened 18 stores and closed 2 stores in the quarter ended June 28, 2003 and, at quarter end, operated 675 stores, of which 449 were located in strip centers and 226 were located in malls. At June 29, 2002, we operated 650 stores, of which 430 were located in strip centers and 220 were located in malls.

      Cost of goods sold, including occupancy, distribution and buying costs include: (i) merchandise acquisition cost, (ii) freight cost related to the receipt and distribution of merchandise, (iii) physical inventory adjustments,
(iv) costs to refurbish customer returns, (v) payroll costs (including payroll taxes and employee benefit costs) associated with our buying and distribution personnel, (vi) other costs associated with our buying and distribution functions and (vii) store rents and other occupancy costs. Cost of goods sold, including occupancy, distribution and buying costs, increased 7.1% to $51.6 million, or 53.2% of net sales, for the three months ended June 28, 2003, versus $48.2 million, or 52.9% of net sales, for the three months ended June 29, 2002. The increase in cost of goods sold, including occupancy, distribution and buying costs was primarily due to higher merchandise and occupancy costs. The increase in merchandise costs as a percentage of net sales was primarily the result of a shift in sales mix. Lower margin bridal and diamond product categories constituted a higher percentage of sales while higher margin gold and semi-precious product categories constituted a lower percentage of sales, compared to the prior year. We do not expect the increase in cost of goods sold, including occupancy, distribution and buying costs as a percentage of net sales, to constitute a continuing material trend.

      Selling, general and administrative expenses include: (i) payroll costs (including payroll taxes and employee benefit costs), excluding payroll costs associated with our buying and distribution personnel, (ii) advertising costs,
(iii) operating costs such as insurance, utility, business related travel, professional service fees and other related business expenses, and (iv) provisions for bad debt and collection expense reduced by earned finance charges, earned credit insurance and late fee revenues. Selling, general and administrative expenses increased 2.6% to $38.1 million for the three months ended June 28, 2003, from $37.2 million for the three months ended June 29, 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 39.3% for the three months ended June 28, 2003, as compared to 40.8% for the comparable period last year. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily the result of our ability to leverage existing infrastructure over a larger store base, higher sales and increases in credit revenues associated with the Company's receivable portfolio. We do not expect the decrease in selling, general and administrative expenses to constitute a continuing material trend.

      Depreciation and amortization charges increased 13.7% to $3.2 million for the three months ended June 28, 2003, from $2.8 million for the three months ended June 29, 2002. Depreciation and amortization charges as a percentage of net sales was 3.3% for the three months ended June 28, 2003, compared to 3.1% for the three months ended June 29, 2002. Depreciation and amortization charges were higher primarily due to the addition of new stores and renovations of existing stores, as well as fixed asset impairment charges of $166,000, or 0.2% of net sales, related to store closings.

      Interest and other income from a related party increased to $1.5 million for the three months ended June 28, 2003 compared to $0.7 million for the three months ended June 29, 2002. The increase was due to interest and dividend income earned on our investment in Crescent Jewelers. Interest expense increased to $1.7 million for the three months ended June 28, 2003 compared to $0.5 million for the three months ended June 29, 2002. The increase in interest expense was primarily due to higher average borrowing levels due primarily to our direct investment in Crescent Jewelers. See "Liquidity and Capital Resources."

      Net income increased by 20.8% to $2.4 million for the three months ended June 28, 2003, compared to $2.0 million for the three months ended June 29, 2002. Basic and diluted earnings per share were $0.13 for the three months ended June 28, 2003, compared to $0.11 for the three months ended June 29, 2002. Basic weighted average common shares outstanding increased 0.1% to 18,647,000 for the three months ended June 28, 2003 from 18,620,000 for the three months ended June 29, 2002. Diluted weighted average common shares outstanding increased 0.5% to 19,142,000 for the three months ended June 28, 2003 from 19,050,000 for the three months ended June 29, 2002.

NINE MONTHS ENDED JUNE 28, 2003 COMPARED TO NINE MONTHS ENDED JUNE 29, 2002

RESULTS OF OPERATIONS

      Net sales increased 7.3% to $393.5 million for the nine months ended June 28, 2003, from $366.8 million for the nine months ended June 29, 2002. The increase in sales was attributable to a comparable store sales increase of 4.6% and the net addition of 25 new stores from June 29, 2002 to June 28, 2003. We opened 40 stores and closed 15 stores during the nine months ended June 28, 2003.

      Cost of goods sold, including occupancy, distribution and buying costs, increased 7.7% to $203.5 million, or 51.7% of net sales, for the nine months ended June 28, 2003, versus $188.9 million, or 51.5% of net sales, for the nine months ended June 29, 2002. The increase in cost of goods sold, including occupancy, distribution and buying costs was comparable to the increase in net sales. The increase in cost of goods sold as a percentage of net sales was primarily the result of a shift in sales mix to lower margin bridal and diamond products from higher margin gold and semi-precious products, compared to the prior year. We do not expect the increase in cost of goods sold, including occupancy, distribution and buying costs as a percentage of net sales, to constitute a continuing material trend.

      Selling, general and administrative expenses increased 3.9% to $138.5 million for the nine months ended June 28, 2003, from $133.3 million for the nine months ended June 29, 2002. As a percentage of net sales, selling, general and administrative expenses decreased to 35.2% for the nine months ended June 28, 2003 as compared to 36.3% for the comparable period last year. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily the result of our ability to leverage existing infrastructure over a larger store base and higher sales. We do not expect the decrease in selling, general and administrative expenses to constitute a continuing material trend.

      Depreciation and amortization charges increased 12.8% to $9.5 million for the nine months ended June 28, 2003, from $8.5 million for the nine months ended June 29, 2002. Depreciation and amortization charges as a percentage of net sales was 2.4% for the nine months ended June 28, 2003, compared to 2.3% for the nine months ended June 29, 2002. Depreciation and amortization charges were higher primarily due to the addition of new stores and renovations of existing stores, as well as fixed asset impairment charges related to store closings of $400 thousand, or 0.1% of net sales compared to $70 thousand for the comparable period last year.

      Interest and other income from a related party increased to $4.5 million for the nine months ended June 28, 2003, compared to $2.0 million for the nine months ended June 29, 2002. The increase was due to interest and dividend income earned on our investment in Crescent Jewelers. Interest expense increased to $5.2 million for the nine months ended June 28, 2003, compared to $2.2 million for the nine months ended June 29, 2002. The increase in interest expense was primarily due to higher average borrowing levels due primarily to our investment in Crescent Jewelers. See "Liquidity and Capital Resources."

      Net income increased by 14.9% to $26.9 million for the nine months ended June 28, 2003, compared to $23.4 million for the nine months ended June 29, 2002. Basic earnings per share was $1.45 for the nine months ended June 28, 2003, compared to $1.41 for the nine months ended June 29, 2002. Basic weighted average common shares outstanding increased 12.2% to 18,630,000 for the nine months ended June 28, 2003 from 16,604,000 for the nine months ended June 29, 2002. Diluted earnings per share was $1.42 for the nine months ended June 28, 2003, compared to $1.39 for the nine months ended June 29, 2002. Diluted weighted average common shares outstanding increased 12.2% to 18,928,000 for the nine months ended June 28, 2003 from 16,867,000 for the nine months ended June 29, 2002. The increase in basic and diluted earnings per share was primarily due to the issuance of 4.1 million shares of common stock in an offering completed on February 11, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      For the nine months ended June 28, 2003, net cash provided by operating activities was $0.7 million, compared to net cash used in operating activities of $7.0 million for the nine months ended June 29, 2002. During the nine months ended June 28, 2003, cash provided by operating activities was positively impacted by net income and non-cash expenses for provision for doubtful accounts and depreciation and amortization, as well as increases in accounts payable, offset by increases in customer accounts receivables and inventories. In the nine months ended June 29, 2002, net income and non-cash expenses for provision for doubtful accounts and depreciation and amortization were more than offset by increases in accounts receivable and inventories and decreases in accounts payable and accrued liabilities.

      Investing activities used cash of $10.9 million for the nine months ended June 28, 2003, compared to $5.6 million during the nine months ended June 29, 2002. The increase was due primarily to the opening of more stores than in the comparable period in the prior year and the construction of a new headquarters and distribution facility, which is expected to be complete in August 2003. We opened 40 new stores in the nine months ended June 2003 compared to 17 new stores in the nine months ended June 2002.

      Financing activities provided $10.3 million of cash for the nine months ended June 28, 2003, compared to $12.5 million for the nine months ended June 29, 2002. In the current year, cash was provided by our revolving credit facility, while in the prior year, cash provided by the sale of common stock was used to pay down the revolving credit facility. Borrowings for the nine months ended June 28, 2003 were used principally for investment in new stores and construction of the new headquarters and distribution facility.

      Our Credit Facility. On August 28, 2002, we entered into a new three-year $150 million secured revolving credit facility, which replaced our three-year $67.5 million senior secured revolving credit facility that was scheduled to expire on September 15, 2002. The facility provides for borrowings on 65% of eligible receivables and the lesser of 50% of eligible inventories or $75.0 million. Borrowings under the credit facility bear interest at our option of either the prime rate plus applicable margin ranging from zero to

0.25% or the Eurodollar rate plus applicable margin ranging from 1.75% to 2.50%. The applicable margin is determined based on a calculation of the fixed charge coverage ratio. The facility contains certain financial covenants and is secured by a lien on substantially all of our personal property. At June 28, 2003, $126.6 million was outstanding under the facility, with interest accruing on such borrowings in a range from 3.51% to 4.25%.

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

      The Crescent Jewelers series A preferred stock carries a floating rate dividend equal to the all-in cost of funds under our credit facility, plus a pre-tax amount approximating a proportionate share of the 2% guarantee fee payable by Crescent Jewelers under our guarantee of its previous credit facility, less the tax benefit we receive from the dividends received deduction. This calculation currently yields an approximate dividend rate of 6.1%. Cumulative dividends on the series A preferred stock are payable semi-annually on January 15th and July 15th. At June 28, 2003, dividends on the Series A preferred stock in the amount of $2,705,000 were earned but not due to us until July 15, 2003.

      The Crescent Jewelers senior subordinated note carries a floating interest rate equal to the all-in cost of funds under our credit facility, plus an amount approximating a proportionate share of the 2% guarantee fee payable by Crescent Jewelers under our guarantee of their previous credit facility. This calculation currently yields an approximate interest rate of 7.4%. Interest on the note is payable semi-annually on January 15th and July 15th. During the nine months ended June 28, 2003, $948,196 was paid to us by Crescent Jewelers as interest on the notes. At June 28, 2003, interest in the amount of $1,329,000 was earned but not due to us until July 15, 2003. On July 15, 2003, the interest due on the senior subordinated note was paid by Crescent in the form of additional subordinated notes.

      The investments in Crescent Jewelers were recorded on our balance sheet as a noncurrent asset and are currently carried at their face value. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), each quarter we are required to evaluate whether there has been an other than temporary decline in the value of the investment. Any other than temporary reduction in value would result in an immediate income statement charge, which would reduce our reported net income and our earnings per share. As a result of our evaluation for the quarter ended June 28, 2003, there has not been a decline in the value of our investment in Crescent Jewelers.

      Dividends. On May 30, 2003, the Board of Directors declared a quarterly dividend of $.0225 per share payable on July 15, 2003, to holders of record of our Class A and Class B common stock as of June 27, 2003.


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


Item 4.  Controls and Procedures.

      Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we concluded an evaluation of the effectiveness of our "disclosure controls and procedures" on July 22, 2003. Our evaluation tested controls and other procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, our principal executive officer and principal financial officer concluded as of July 22, 2003, that the information required to be disclosed in our reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, in a manner that allows timely decisions regarding required disclosure.

      There were no significant changes in our disclosure controls and procedures or in other factors that could significantly affect these controls and procedures subsequent to July 22, 2003.

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

10.1        First Amendment to Amended and Restated Credit Agreement and
            Modification to Credit Documents, dated as of September 30, 2002.

10.2 Waiver and Second Amendment to Amended and Restated Credit Agreement and Credit Documents, dated as of October 24, 2002.

10.3 Waiver and Third Amendment to Amended and Restated Credit Agreement, dated as of May 15, 2003.

31.1        Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.

31.2        Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.


            (b) Current reports on Form 8-K dated December 20, 2002, April 3, 2003 and April 24, 2003 reporting Item 5 "Other Events" and
                  Item 9 "Regulation FD Disclosure" were filed during the three-month period ended June 28, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       FRIEDMAN'S INC.

Date: August 8, 2003                              BY:  /s/ Victor M. Suglia
                                                       Victor M. Suglia
                                                       Senior Vice President and
                                                       Chief Financial Officer